Form 10QSB
period 1999-04-30
HOUSTON INTERWEB DESIGN INC
filed 1999-10-22
CIK 1072909

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                             ____________________



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         HOUSTON INTERWEB DESIGN, INC.
            (Exact name of registrant as specified in its charter)



Commission file number: 000-67871



             Texas                               76-0532709
             -----                               ----------
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)



  1770 St. James Place, Suite 420                     77056
  -------------------------------                     -----
  (Address of Principal Executive Office)           (Zip Code)


                                 713-627-9494
                                 ------------
             (Registrant's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]  No [  ]



As of April 30, 1999 registrant had 16,448,300 shares of Common Stock outstanding.

                         HOUSTON INTERWEB DESIGN, INC.

                            FORM 10-QSB REPORT INDEX



10-QSB PART AND ITEM NO.
------------------------

    Part I    Financial Information

              Item 1.   Financial Statements (Unaudited)

                        Balance Sheet as of April 30, 1999..................   1

                        Statements of Operations April 30, 1999 and 1998....   2

                        Statements of Cash Flows for April 30, 1999 and 1998   3

                        Notes to Financial Statements.......................   4

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................    5

    Part II   Other Information

              Item 1.   Deleted.............................................   8

              Item 2.   Changes in Securities...............................   8

              Item 3.   Deleted.............................................   8

              Item 4.   Deleted.............................................   8

              Item 5.   Deleted.............................................   8

              Item 6.   Exhibits and Reports on Form 8-K....................   8

              Signature.....................................................   9

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

HOUSTON INTERWEB DESIGN, INC.

                                 BALANCE SHEET
                                                   April 30,
                                                     1999         July 31,
                                                  (Unaudited)      1998
                                                  ------------   ----------
ASSETS

CURRENT ASSETS
 Cash                                               $   23,464    $  18,988
 Accounts receivable - trade - affiliates                9,458       55,259
 Accounts receivable - trade - nonaffiliates           132,520       61,012
 Deferred income tax asset                              78,500            -
                                                    ----------    ---------
   TOTAL CURRENT ASSETS                                243,942      135,259

PROPERTY AND EQUIPMENT
 Office equipment                                       10,010        4,056
 Furniture and fixtures                                 13,072       13,072
                                                    ----------    ---------
                                                        23,082       17,128
 Less:  accumulated depreciation                         5,368        3,463
                                                    ----------    ---------
   TOTAL PROPERTY AND EQUIPMENT                         17,714       13,665

OTHER ASSETS                                            10,626       10,445

INVESTMENT UNDER THE EQUITY METHOD                           -            -
                                                    ----------    ---------

TOTAL ASSETS                                        $  272,282    $ 159,369
                                                    ==========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Accounts payable and accrued expenses              $  423,648    $ 220,086
 Deferred income tax liability                               -        2,498
 Note payable - line of credit                               -       29,212
                                                    ----------    ---------
   TOTAL CURRENT LIABILITIES                           423,648      251,796

STOCKHOLDERS' DEFICIT
 Common stock, no par value, 50,000,000
   shares authorized, 16,448,300 and
   16,029,000 shares issued and outstanding
   at April 30, 1999 and July 31, 1998,
   respectively                                      1,340,950      754,000
 Accumulated deficit                                (1,492,316)    (846,427)
                                                    ----------     --------
   TOTAL STOCKHOLDERS' DEFICIT                        (151,366)     (92,427)
                                                    ----------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  272,282     $159,369
                                                    ==========     ========
See accompanying notes to financial statements.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                        Nine Months              Three Months
                                      Ended April 30,          Ended April 30,
                                  ------------------------   -------------------------
                                     1999          1998         1999          1998
                                  -----------   ----------   -----------   -----------

REVENUES
 Affiliates                       $   70,084    $   80,000    $   28,598    $        -
 Nonaffiliates                       456,616       263,563       239,355        81,126
                                  ----------    ----------    ----------    ----------
   TOTAL REVENUES                    526,700       343,563       267,953        81,126

EXPENSES
 Advertising                          41,691        20,158         8,518         7,985
 Computer equipment                   41,905        16,998        20,377             -
 Contract labor                       16,725        42,194         5,478        20,212
 Depreciation                          1,905         1,423           635           474
 General and administrative           98,338         6,425        50,535         3,273
 Interest                              3,951         5,064           869         1,328
 Internet service                     28,255        17,635        10,323         6,572
 Professional fees                   330,276         1,500       128,570         1,500
 Rent                                 55,007        13,083        17,558         4,210
 Repairs and maintenance               1,193         4,205        (1,580)            -
 Salaries and benefits               602,844       252,415       230,622        78,009
 Supplies                              7,726        18,483         2,498         7,169
 Telephone                             9,913         8,771         4,022         2,957
 Travel                               13,858         3,958         5,133         1,554
                                  ----------    ----------    ----------    ----------
   TOTAL EXPENSES                  1,253,587       412,312       483,558       135,243
                                  ----------    ----------    ----------    ----------

INCOME (LOSS) BEFORE FEDERAL
 INCOME TAXES                       (726,887)      (68,749)     (215,605)      (54,117)

FEDERAL INCOME TAX EXPENSE
 (BENEFIT)
 Deferred                            (80,998)      (28,002)      (78,500)      (26,957)
                                  ----------    ----------    ----------    ----------

NET INCOME (LOSS)                 $ (645,889)   $  (40,747)   $ (137,105)   $  (27,160)
                                  ==========    ==========    ==========    ==========

NET LOSS PER SHARE, BASIC AND
 DILUTED                          $     (.04)    $       -    $     (.01)   $        -
                                  ==========    ==========    ==========    ==========

AVERAGE SHARES OUTSTANDING,
 BASIC AND DILUTED                16,149,615    15,279,000    16,149,615    15,279,000
                                  ==========    ==========    ==========    ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   Nine Months
                                                                  Ended April 30,
                                                          ------------------------------
                                                                1999           1998
                                                          ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                            $ (645,889)     $ (40,747)

 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                   1,905          1,424
   Deferred income tax expense (benefit)                         (80,998)       (28,002)
   Common stock issued as compensation                           138,750              -
 Changes in assets and liabilities:
   Accounts receivable                                           (25,707)       (25,631)
   Other assets                                                     (181)         6,364
   Accounts payable and accrued expenses                         203,568         92,612
                                                              ----------      ---------
                                                                 237,337         46,767
                                                              ----------      ---------
   NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                       (408,552)         6,020

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                               (5,954)        (2,332)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes payable to stockholders                   -        (21,275)
 Net change in line of credit                                    (29,218)        29,390
 Proceeds from issuance of common stock                          448,200              -
                                                              ----------      ---------
   NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                        418,982          8,115
                                                              ----------      ---------

NET INCREASE IN CASH                                               4,476         11,803

CASH AT BEGINNING OF PERIOD                                       18,988         10,204
                                                              ----------      ---------

CASH AT END OF YEAR                                           $   23,464      $  22,007
                                                              ==========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                                                $    3,951      $   5,064
                                                              ==========      =========

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
 Issuance of 92,500 shares of common stock as
   compensation for services                                     138,750              -
                                                              ==========      =========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1999



NOTE A - PRESENTATION

The balance sheet of the Company as of April 30, 1999, the related statements of operations and cash flows for the nine months ended April 30, 1999 and 1998 and the three months ended April 30, 1999 and 1998 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period.


NOTE B - NATURE OF OPERATIONS

Houston InterWeb Design, Inc. (the "Company") was incorporated in the State of Texas in August 1996. The Company is engaged in the design and creation of internet websites for customers. The Company uses internally developed technology for the creation of websites, which it licenses to customers, which ensures that customers websites are brought up in front of an internet user irrespective of the search engine used.


NOTE C - PREFERRED STOCK AND OUTSTANDING STOCK WARRANTS

Preferred Stock: The Company is authorized to issue up to 5,000,000 shares of preferred stock, $.01 par value per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The issuance of any such preferred stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. As such, these are forward looking statements and involve a number of risks and uncertainties. A number of factors, which could cause actual results to differ significantly include: general economic conditions, competitive market influences, technology changes, and other influences beyond the control of management.

GENERAL

   The Company recognizes revenue as services are provided, in accordance with customer agreements. For the quarter ended April 30, 1999, approximately 61.5% of the Company's total revenues were derived from three customers AMP3.com, Inc., PGI International, Inc., and SourcePoint Capital, Inc. Royalty income from software licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount plus a stated percentage of the applicable licensee's sales. The Company uses the direct write-off method in accounting for bad debts, the results of which are not materially different from the allowance method.

   The Company accounts for property and equipment at cost with depreciation calculated using the straight-line method over its estimated useful lives ranging from five to ten years. When assets are retired or otherwise removed from the accounts, any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred and significant renewals and improvements are capitalized.

   The Company utilizes the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using anticipated tax rates and laws that will be in effect when the differences are expected to reverse. The reliability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is likely that the deferred tax assets will not give rise to future benefits in the Company's tax returns.

Results of Operations

   Results of operations for the period nine months ended April 30, 1998 compared with the results of operations for nine months ended April 30, 1999, and for the three months ended April 30, 1998 compared with the three months ended April 30, 1999.

   Revenues increased from $343,563 for the nine months ended April 30, 1998 to $526,700 for nine months ended April 30, 1999. The increase of $183,137 or 53% was primarily due to growth in web site development, and software license agreement revenues. Revenues increased from $81,126 for the three months ended April 30, 1998, to $267,953 for the three months ended April 30, 1999. The increased amount of $186,827 was due to growth in web site development and software license agreement revenues from AMP3.Com, PGI International, and SourcePoint Capital.

   Professional fees increased from $1,500 for the period nine months ended April 30, 1998 to $330,276 for the nine months ended April 30, 1999. The increase of $328,776 or 21,918% was due to legal and professional fees associated with the Company's SEC filing activity and an outsourced programming project. Professional fees increased from $1,500 for the three months ended April 30, 1998, to $128,570 for the three months ended April 30, 1999. The increase of $127,070 or 8,471% was due to an outsourced programming project.

   Rent expense increased from $13,083 for the nine months ended April 30, 1998, to $55,007 for the nine months ended April 30, 1999. The increase of $41,924 or 320% was due to additional office space. Rent expense increased from $4,210 for the three months ended April 30, 1998 to $17,558 for the three months ended April 30, 1999. The increase of $13,348 or 317% was due to leasing additional office space for expansion of the Company.

   General and administrative expenses increased from $6,425 for the period nine months ended April 30, 1998 to $98,338 for the nine months ended April 30, 1999. The increase in general and administrative expenses of $91,913 or 1,430% was due to the growth of the Company. General and administrative expenses increased from $3,273 for the three months ended April 30, 1998 to $50,535 for the three months ended April 30, 1999. The increase in general and administrative expenses of $47,262 or 1,444% primarily reflects the growth of the Company.

   Salaries and benefit expenses increased from $252,415 for the period nine months ended April 30, 1998 to $602,844 for the nine months ended April 30, 1999. The increase of $350,429 or 139% was due to the Company hiring additional programmers, graphic designers and management staff to handle the increase of new business. The Company hired twelve new employees during the nine months ended April 30, 1999. The increase of salary and benefit expenses from $78,009 for the three months ended April 30, 1998 to $230,622 for the three months ended April 30, 1999 or $13,348 (317%) was due to hiring of 3 new employees.

   The Company had a net loss of $40,747 for the period nine months ended
April 30, 1998 compared with a net loss of $645,889 for the nine months ended April 30, 1999. The increased net loss of $605,142 or 1,485% was due to increases in salaries, professional fees associated with SEC filings and, general and administrative expense. The Company had a $27,160 net loss for the three month period ended April 30, 1998 compared with a net loss of $137,105 for the three months ended April 30, 1999. The increased loss of $109,945 or 405% was due primarily to increases in salaries, professional fees associated with the Company's SEC filings and general and administrative expense.

   Net loss per share of common stock increased to $(.04) for nine month period ending April 30, 1998, compared to $(.00) for the nine months ended April 30, 1999.

   The Company may in the future experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price and/or value of the Company's common stock if any market develops. Results of operations may fluctuate as a result of a variety of factors, including demand for the Company's design and creation of Internet web sites, the introduction of new products and services, the timing of significant marketing programs, the success of reseller and license agreements, the number and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed. Accordingly, the Company believes that period to period comparisons of results of operations should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable. Due to the foregoing factors, it is likely that in one or more future periods the Company's operating results will be below expectations.

    The Company had a working capital deficit of $179,706 and a stockholders' deficit of $151,366 at April 30, 1999, and experienced significant losses in nine months ended April 30, 1999 which raise doubts about the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

   As of April 30, 1999, the Company's primary source of liquidity was $23,464 of cash and $132,520 of accounts receivable. The Company's working capital deficit and shareholders' deficit was $116,537 and $92,427 at July 31, 1998, as compared to a working capital deficit of $179,706 and a shareholders' deficit of $151,366 at April 30, 1999.

   Net cash provided by operating activities for nine months ended April 30, 1998 was $6,020 as compared to net cash used in operating activities of $408,552 for the nine months ended April 30, 1999. The increase in net cash used was primarily attributed to increases in accounts payable, and accrued salaries of management.

   Net cash used in investing activities was $2,332 and $5,954 for the nine months ended April 30, 1998 and the nine months ended April 30, 1999, respectively. The increase in the net cash used in investing activities was attributed to an increase in purchases of property and equipment.

   Net cash provided by financing activities increased from $8,115 to $418,982 primarily due to proceeds from the issuance of common stock of $448,200.

   The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of April 30, 1999, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. The Company has an unsecured revolving line of credit in the amount of $30,000 with Texas
Commerce Bank, and to date has $30,000 available.   Until the Company can obtain
monthly sales levels of approximately $90,000 which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. Management believes that the Company will be able to satisfy its cash requirements for the next 12 months. Historically, revenues have covered costs. Management believes that projected revenues from licensees will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

                                    PART II

  Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1 and 3-5 are omitted.

ITEM 2.  CHANGES IN SECURITIES

  The following information sets forth certain information, as of April 30, 1999, for all securities the Company sold since February 1, 1999, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     In February 1999, the Company issued 66,667 shares of company common stock to an accredited individual for $100,000.00. In addition, the company issued 100,000 shares of Company common stock to an accredited individual for $150,000.00. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. As accredited investors these individuals were able to fend for themselves due to their exceptional business experience.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are to be filed as part of this Form 10-QSB:

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                        -------------------------

3.1/1/         Amended and Restated Articles of Incorporation
3.2/1/         Articles of Amendment to the Articles of Incorporation
3.3/1/         By-Laws of the company
3.4/1/         Articles of Correction to the Amended and Restated Articles of
               Incorporation
3.5/1/         Articles of Correction to the Articles of Amendment to the
               Articles of Incorporation
4.1/1/         Form of Specimen of common stock
10.1/1/        Letter Agreement between the company and PinkMonkey.com, Inc.
10.2/1/        Software License and Marketing Agreement between the company and
               Websource Media, L.L.C.
10.3/1/        Software Reseller Agreement between the company and Harry Bauge
10.4/1/        Letter Agreement between the company and Harry Bauge
10.5/1/        Agreement between the company and NetTrade Online, L.L.C.
10.6/1/        Employment Agreement between the company and Harry White
10.7/1/        Employment Agreement between the company and Richard Finn
10.8/1/        Employment Agreement between the company and Lee Magness
10.9/1/        Lease Agreement
27.1/2/        Financial Data Schedule

____________________________
/1/ Filed as an Exhibit to the company's registration statement on Form SB-2
    (File No. 67871) on June 15, 1999,and herein incorporated by reference. /2/ Filed herewith.

(b)  There have been no reports filed on Form 8-K.

                                   SIGNATURES


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                          Houston Interweb Design, Inc.



Date:  October 22, 1999                    /s/  Harry L. White
                                          -----------------------------
                                          Harry L. White
                                          President and Chief Executive Officer