Form 10KSB
period 1999-07-31
HOUSTON INTERWEB DESIGN INC
filed 1999-11-15
CIK 1072909

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         HOUSTON INTERWEB DESIGN, INC.
            (Exact name of registrant as specified in its charter)

                       COMMISSION FILE NUMBER: 000-67871

                TEXAS                                  76-0532709
   (State or Other Jurisdiction of          (IRS Employer Identification No.)
   Incorporation or Organization)

             1770 ST. JAMES PLACE, SUITE 420, HOUSTON, TEXAS 77056
                    (Address of Principal Executive Office)

                                 713-627-9494
             (Registrant's Telephone Number, Including Area Code)

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: None

  Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [_] No [X]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

    Issuer had revenues of $994,876 for the 12 months ended July 31, 1999.

  As of July 31, 1999 registrant had 17,389,800 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Items                                                                    Page
 -----                                                                    ----


                                     PART I

 ITEM 1.  DESCRIPTION OF BUSINESS.......................................    1
 ITEM 2.  DESCRIPTION OF PROPERTIES.....................................    9
 ITEM 3.  LEGAL PROCEEDINGS.............................................    9
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    9

                                    PART II

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS......   10
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   11
 ITEM 7.  FINANCIAL STATEMENTS..........................................   14
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................   14

                                    PART III

 ITEM 9.  DIRECTOR, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON....   14
 ITEM 10. EXECUTIVE COMPENSATION........................................   15
 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT....................................................   16
 ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   16
 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................   17

                                    PART I

Forward-Looking Statement

  This Annual Report on Form 10-KSB contains forward-looking statements, particularly in the "Business" and "Management's Discussion and Analysis" sections. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, changes in the regulation of the Internet industry at either the federal and state levels, competitive pressures in the Internet industry and the company's response thereto, the company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

ITEM 1. Description of Business

Recent Developments

 Private Placement

  In October 1999, the company completed a private placement of 187,500 shares of its Common Stock to an accredited investor for an aggregate purchase price of $375,000. The investor was granted one demand registration right and unlimited piggy-back registration rights in connection with the offering. The company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering.

 Rescission Offer

  The company determined that the exemption it relied upon in issuing 166,667 shares of Common Stock to two investors in February 1999 might have not been available. Accordingly, it offered the purchasers of those shares the opportunity to rescind their investment. In July 1999, both rescission offerees elected to retain their investment.

Mergers and Acquisitions

  In September 1999, the company acquired all of the assets of Team Productions, Inc. in exchange for 30,000 shares of company Common Stock. This transaction was not deemed a significant acquisition, accordingly, separate historical and pro forma financial statements were not filed with the SEC.

  In July 1999, the company acquired certain assets and the client base of Axis Technologies, Inc., a web site provider, for consideration of 500,000 shares of company Common Stock and up to 125,000 shares of additional Common Stock provided certain net revenue goals or net cash flows are obtained. In connection with the acquisition, Michael J. Minihan joined the board of directors. This transaction was not deemed an acquisition of a "Business," accordingly, separate historical and pro forma financial statements were not filed with the SEC.

  In May 1999, the company received 10,000 shares of Common Stock of AMP3.COM, LLC, an interactive music Internet company, in exchange for cash and services rendered in the initial launching of the www.amp3.com website.

Business

 General

  The company was incorporated in the State of Texas in August 1996. The company is a web development company that specializes in the design, creation and marketing of cost-effective Internet products. The company strives to provide businesses, of all sizes, with interactive Internet web sites along with marketing services, to create long-term value for its customers worldwide. Some of the company's marketing services include:

  . search engine marketing, which is marketing via advertisements that post findings on the results page of a search on the Internet,

  . news group postings,

  . custom statistical counters which provide statistical information about the visitors to a web site,

  . web site tracking logs which record the number of visitors to a web site, and

  . other traditional marketing methods.

In addition, the company develops customized software programs, on various platforms, that are Internet compatible (i.e. accounting/finance interfaces, online databases and Oracle/Lotus Internet database interfaces). The company's long-term strategy is to create valuable interactive web sites, e-commerce interfaces/sites and Intranets and Extranets, which will empower companies to utilize the super-efficiencies of the Internet worldwide. The company assists its customers in improving their Internet presence for products or services offered. The company uses proprietary technology for the creation of web sites which increases the chances that the company's customers' web sites are seen by an Internet user irrespective of the search engine used. Most of the company's custom web sites have password protected administrative areas that allow the company's customers to update their site with little or no programming skills. Although the majority of the company's current revenues are derived from custom web site design and search engine marketing, the company is expanding its operations to include a wider variety of interactive databases, electronic commerce sites, and network security.

  The company offers instant web presence through SiteBlazer.com by offering its customers a tool to build customized, updateable web sites. The company developed SiteBlazer.com as a solution for mass production of affordable custom/dynamic web sites. Management expects SiteBlazer.com to provide an avenue for timely web site production at a reduced cost. The company's business divisions utilize SiteBlazer.com and the company's proprietary technology. Customers' web sites are included in the SiteBlazer.net network search engine if the monthly hosting fee is maintained.

The Internet and World Wide Web

  The Internet is a global collection of thousands of computer networks interconnected to enable commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business. The Internet was historically used by a limited number of academic institutions, defense contractors and government agencies. It was used primarily for remote access to host computers and for sending and receiving electronic mail. Presently, commercial organizations and individuals are dominating the use of the Internet. Recent technological advances, improved microprocessor speed and the development of easy-to-use graphic user interfaces, combined with cultural and business changes, have enabled the Internet to be integrated into the operations, strategies, and activities of countless commercial organizations and individuals.

  The Internet and the World Wide Web have introduced fundamental and structural changes in the way information can be produced, distributed and consumed, lowering the cost of publishing information and extending its potential reach. Companies from many industries are publishing product and company information or advertising materials, collecting customer feedback and demographic information interactively, and offering their products for sale on the web. The structure of web documents allows organizations to publish significant quantities of product information, while simultaneously allowing each user to view only those elements of the information which are of particular interest to them. This feature makes possible the dynamic tailoring of information delivery, to each user's interests, timely and cost effective. The web, by facilitating the publishing and exchange of information, is dramatically increasing the amount of information available to users.

Business Strategy

  The mission of each the company division is to become one of the predominant service providers within each division's respective market niche. The critical success factors are:

  . understanding, developing and applying information technology to the Internet, interactive media markets, and data access and software tools;

  . narrowing market focus while consummating strategic alliances to complement product and service offerings;

  . investing in strategic Internet or interactive media investments or acquisitions; and

  . most importantly, a continued understanding of customers' needs.

  Management expects to utilize its expertise in database design/development and project management to create new database management products, and a suite of product and service offerings, that will enable sophisticated direct interactive marketing environments. Management believes these new products will enable the company to take advantage of the demand for data management services created from the Internet and interactive media, while continuing to grow and invest in its design and development of web sites.

  The company has adopted a strategy of seeking opportunities to realize gains through the selective investment in companies whose web sites are designed and developed by the company. The company believes that this strategy provides the ability to increase shareholder value, as well as provide diversification within the company. Additionally, the company plans to continue to develop and refine the products and services of its businesses, with the goal of increasing revenue as new products are commercially introduced.

  With respect to its businesses, the company will seek to expand its participation in Internet, and interactive media industries, and increase its market share. Key elements of this strategy include:

  . Utilize the latest technology available to the Internet, including Java, Javascript, Neoweb script, TCL/TK and Shockwave, to achieve optimum Internet presence. The company builds web sites without the use of editors based on hypertext markup language (HTML), which is an authoring language used to create documents on the World Wide Web. Such editors often do not support many new additions to the web and use codes designed for one particular kind of web server that could present problems. The company is constantly increasing its technological capabilities through the enhancement of existing software and the re-engineering of the company's proprietary database software in order to allow the company's customers greater ability to access, analyze and update their own databases through the use of the company's computer services and software.

  . Continue to enhance and expand the company's products and services. The company has invested significant resources in new business ideas or investments which seek to capitalize on opportunities surrounding the growth of the Internet and the interactive marketing industry. The company intends to continue to pursue the growth and development of its technologies and services and to introduce its products commercially.

  . Provide the highest level of customer service. Management plans to create an Internet presence that adds value to its client's organizations.

  . Pursue innovative advertising solutions. The company is actively seeking to develop innovative ways for advertisers to effectively reach their target audiences through the Internet. The company designs and offers customized packages which include the ability to change advertisements quickly and frequently, to link a specific search term to an advertisement, to conduct advertising test campaigns with rapid result delivery and to track daily usage statistics. The company is continuing its development of software that will provide it with the ability to target ads based on demographics and usage patterns.

  . Cross-sell products and services. The company is involved in many aspects of the direct marketing sales cycle. The company has experienced initial success in increasing the number of products and services purchased by its existing clients and intends to further this expansion.

Divisions

 Custom Web Site Development

  The company develops high-end custom web sites, encompassing original graphics and innovative layouts. The company's business strategy is to develop and design web sites that achieve growth and organizational optimization for the company's customers by creating more efficient navigation, utilizing interactive databases, and by using proprietary technology to increase the likelihood of being found at or near the top of search engines. Management believes that its web site pricing is very competitive. The interactive databases enable customers to self-manage their web sites internally. Many of the company's proprietary scripting programs are adapted and included in individual web sites, allowing customers to manage, modify, and maintain their web sites with little or no programming knowledge. The company currently hosts one hundred eighty custom web sites which it has developed.

 Siteblazer.com

  The focus of SiteBlazer.com is to allow companies to build customized, updateable web sites, within minutes, at a reduced cost. According to Advertising Age's Netmarketing April 1999 Web Price Index, the median price for small interactive web sites is $78,000, which does not include fees for hosting or changes. For approximately $450 plus a $20 per month hosting fee, SiteBlazer.com offers customers a three page web site. Also through SiteBlazer.com, the company offers additional options for customers to purchase and add to their site, i.e., products page, what's new page, press release page, services page, calendar of events page, interactive forum page and a wide variety of counters, statistic programs, and shopping cart or e-commerce solutions. The individual makes changes to the web site, eliminating any fees for changes. SiteBlazer.com sites also offer an economic avenue to broaden a client's Internet exposure. SiteBlazer.com offers hundreds of professional images, templates, and graphic designs. SiteBlazer.com's templates are constantly replaced, giving web site visitors an appearance of the site being constantly updated. These changes are randomly selected from a large collection of templates which are custom designed for specific business categories. With client-related information and content, SiteBlazer.com can build a site. SITEBLAZER(TM) sites can be built individually on-line, or data can be collected and uploaded in batches. With SiteBlazer.com, the company's customers are given a password which allows them to change information on their site at any time, at no extra charge. In addition, when web sites are created, description, title, and keyword tags are automatically embedded in them to attract major search engines. Management believes SiteBlazer.com's templates and databases are easily adapted to other SITEBLAZER(TM) applications and the company plans to license its technology with a desire to reach a large number of customers. A web site may be in existence for testing purposes to a limited audience. The launch of a web site is the date the web site becomes available to the general public. SiteBlazer.com has been in existence since January 1998 and was launched May 1998. To date, the company has developed 32,670 SiteBlazer.com web sites, which includes 28,970 web sites converted for customers acquired from Axis Technologies, Inc. The company's licensees have developed approximately 45,900 SiteBlazer.com web sites.

 Siteblazer Network

  The SITEBLAZER(TM) network is a business-to-business web guide/search engine designed to increase sales for its customers. The SiteBlazer.com program allows a business to have a stand-alone customized web site and still be part of the SITEBLAZER(TM) network. The company believes that the SITEBLAZER(TM) network contains up-to-date information, as each web site must pay a monthly hosting fee in order to continue to be on the SITEBLAZER(TM) network. The company is populating the SITEBLAZER(TM) network with SiteBlazer.com web sites and expects to launch the SITEBLAZER(TM) network as a search engine. At the time of launch, the SITEBLAZER(TM) network will allow non-SiteBlazer.com web sites to be included in the SITEBLAZER(TM) network search engine for a nominal fee.

 Interactive Databases

  The company has developed proprietary technology involving interactive databases. The interactive databases enable customers to self-manage their web sites internally. Many of the company's proprietary scripting programs are adapted and included in individual web sites, allowing customers to manage and modify their web sites. The company's interactive databases offer a cost-effective alternative to products and services offered by its competitors, and have been successfully implemented in a wide range of applications and by Fortune 500 companies, like Union Carbide and CSX.

 Political Net.Com

  The company's Political Net.com provides what management believes will be a rapidly growing network of political web sites by including links to existing sites in the database which are updated on an on-going basis. Visitors can search for politician's sites, participate in online political discussions, keep up-to-date with the most recent news or political events, or even cast their vote in weekly polls. Political Net.com also has chat rooms that focus on topics of interest ranging from family and education issues to foreign affairs. The company believes that Political Net.com provides politicians with a tool to build web sites for themselves quickly and more economically than ever before. Besides offering politicians inexpensive custom web sites, Political Net.com supplies sites to political parties at the county level and above free of charge. Politicians are already operating sites on Political Net.com.

  Political Net.com provides candidates with an opportunity to employ online questionnaires. Candidates can post up to twenty customized questions on their site which saves the costs associated with printing and mailing questionnaires. Potential voters can fill out the questionnaires and submit them with a keystroke. Candidates receive realtime information on what their constituents think about the issues, and can tailor their approaches accordingly. For $500, politicians get a web site with six pages (home page, more info, newsletter, press releases, a contact form for voters to fill out for more information, and an interactive forum page where readers can post their comments or questions) and candidates can post their answers or views. For additional charges, politicians can load up to three pages of their existing literature or brochures into their sites. They can also have their own photo gallery of up to 20 pictures or include up to five minutes of video clips or campaign commercials. For $120 per year, politicians get a billboard page that is connected to various search engines and will forward the user to the politician's website. Political Net.com's technology is derived from the adaptability of SiteBlazer.com and the SITEBLAZER(TM) network. Political Net.com provides a gateway for users to search for their local politicians or candidates and interact with them. Management believes current issues, on-line voting, news feed and resource links make Political Net.com attractive to the average Internet user as well as political parties. Political Net.com has been in existence since July 1998 and was launched in August 1998. The company has developed 300 Political Net.com web sites, and 200 billboard pages.

 Online Accounting Financial Package

  The company is currently developing an online accounting financial package to utilize the Internet to perform accounting work anywhere in the world. The online accounting financial package will allow a company to maintain its records online, including receipts and invoices. The online accounting financial package entails scanning invoices and receipts offsite by existing employees of the particular company. The online accounting financial package utilizes the Internet, and its inexpensive costs, to transmit all of its data throughout the world. All data is archived in a securable database on a secure Internet server. This system may reduce, or even eliminate, the traveling expenses of accountants/bookkeepers. Online accounting has been 50% developed. Expected launch is the summer of 2000. The company is not aware of any material conditions or uncertainties which need to be resolved prior to commercialization.

 Online Auction System

  The company has developed an online auction system which will allow traditional sealed bids or bids that can be viewed online. The online auction system allows dealers to view and bid on items online with products being sold to the highest bidder. The online auction system is adaptable and can be altered from a silent auction, to an auction where the highest bid and bidder are known. In order to utilize the online auction system, a person will need to be pre-approved by the company based on standards provided by the entity hosting the auction. Beta-testing is the last stage of testing for a computer product prior to its commercial release. Beta-testing usually involves sending the product to test sites outside the company for real-world exposure. Online auction was successfully beta-tested by CSX in December 1998. Online auction was launched in February 1999. Online auction needs no additional development prior to commercialization, and there are no material conditions or uncertainties which need to be resolved prior to commercialization. Online auction is currently being used for monthly auctions. Although originally developed for a sealed bid auction, online auction has been enhanced with a live bidding process.

 Campus Network

  The company developed Campus Network to allow individuals of organizations to build customized, up-datable web sites. Management expects to offer Campus Network to alumni, student groups and organizations, and fraternities and sororities. Campus Network will allow each individual to have his own customized web site, and also to be a part of a group web site. Campus Network utilizes the SiteBlazer.com program and the SITEBLAZER(TM) network. Campus Network was fully beta-tested in November 1998. Campus Network was launched in January 1999. Campus Network needs no additional development prior to commercialization, and there are no material conditions or uncertainties which need to be resolved prior to commercialization. Campus Network is currently being utilized by several colleges, but to date has no revenues.

 Hunting and Fishing.Com

  The company is developing Hunting and Fishing.com and expects it to become one of the most comprehensive collections of hunting and fishing resources on the Internet. The company plans to utilize SiteBlazer.com and the SITEBLAZER(TM) network technology for classified advertisements on Hunting and Fishing.com's searchable catalogs to search for: merchandise, hunting and fishing equipment, hunting and fishing licenses/leases, locations to visit and where to stay, state parks and wildlife, hunting seasons and hunting and fishing regulations. Hunting and Fishing.com will allow users to maintain an independent web site, while at the same time being part of a network. Hunting and Fishing.com is 80% complete. The expected launch date is Fall 1999. The company is not aware of any material conditions or uncertainties which need to be resolved prior to commercialization.

 Legal Net

  The company is developing a legal network to utilize the technology of the SITEBLAZER(TM) network to offer web sites to attorneys and law firms. The company expects attorneys and law firms to utilize Legal Net to increase the exposure of their web sites by targeting specific topics which will raise the likelihood of placement/selection on search engines. Legal Net is complete, but has not been beta-tested. Legal Net is currently being reformatted and the expected launch date is Spring 2000. The company is not aware of any material conditions or uncertainties which need to be resolved prior to commercialization.

Commerce Partner

 ARFRA

  The company owns a 30% interest in ARFRA, an Internet provider of pet medical records. ARFRA provides documented medical records detailing a pet's medical history in the event that an unexpected medical emergency should arise, or simply to provide a more organized record of a pet's medical history. ARFRA provides all participating veterinarians from anywhere in the continental United States, timely access to a pet's medical history. With ARFRA, pet-owners have the ability to offer timely, life-saving information to all emergency veterinary personnel by presenting an ARFRA access card to any veterinarian and the pet's medical history will be available twenty-four hours a day, three hundred and sixty-five days a year. Each record is securely protected by a personal identification number. The annual cardmember fee is only $25 per year. Nominal update fees may be assessed depending upon the veterinarian visited. ARFRA also offers a unique service called pet-locator. By simply contacting any participating veterinarian, pet-owners now have the unique ability to immediately post a "Lost Pet" bulletin to the network. The bulletin will remain a part of the network records until ARFRA is notified of a pet's recovery. To further assist in the recovery effort, ARFRA will broadcast a personal e-mail message about a missing pet to all ARFRA cardmembers in a member's specific area. In addition, ARFRA allows pet-owners the ability to identify a veterinarian through "Vet Locator." Vet Locator is a network catalog of licensed veterinarians throughout the United States that is provided on a complimentary basis to all members. The company expects to utilize SITEBLAZER(TM) technology, allowing pet owners and prospective pet owners to design web sites for: the purchase and sale of pets, grooming/breeding and care of pets, and a pet cemetery. The sites will be indexed in a search engine specific to ARFRA and with the same restrictions as the SITEBLAZER(TM) network. ARFRA currently does not have any revenues, and has not distributed any dividends. In addition, other than test participants, there are currently no participating pets or vets in the ARFRA system. The company can provide no assurance that ARFRA will become profitable in the future.

Affiliated Transaction

 NetTrade Online, L.L.C.

  In November 1997, the company entered into an agreement with NetTrade Online, L.L.C., a Texas limited liability company, to design, develop, produce and install a computer program and related materials consisting of an interactive web site providing real time/on-line trading of various commodities, incorporating functions commercially available at the time. The company agreed to provide all system engineering services necessary to design, develop, produce, install, and maintain the program and the hardware. These services include, but are not limited to, special studies, programming and application design and development, systems analysis and design, conversion and implementation planning, and installation evaluation. The company intends to expand this technology to other commodities. NetTrade paid the company $80,000 in connection with this agreement. Webvest, Inc., a company owned by Messrs. White, Magness and Finn, has a 20% ownership interest in NetTrade.

  NetTrade has been fully beta-tested, and was launched in April 1999. NetTrade needs no additional development prior to commercialization, and there are no material conditions or uncertainties which need to be resolved prior to commercialization. Over three hundred individuals have listed for trading on NetTrade, and transactions have been consummated.

Sales And Marketing

  The company markets its products and services through a marketing staff using both telemarketing and direct sales. The company advertises its products and services through several media sources including trade journals and radio advertising. The company is in the process of developing a television media campaign. The company attends numerous trade shows in the Internet, high technology, political and business markets, while further supplementing its sales efforts with space advertising and product and services listings in appropriate directories.

Competition

  The market for customers, visitors and related products and services are intensely competitive and such competition is expected to continue to increase. There are no substantial barriers to entry in this market and the company believes that its ability to compete depends upon many factors within and beyond its control, including:

  . timing and market acceptance of new products and services developed by the company and its competitors,

  . customer service and support,

  . sales and marketing efforts, and

  . the ease of use, performance, price and reliability of the company's products and services.

  The company competes with:

  . Internet content providers and ISPs, including web directories,

  . search engines,

  . shareware archives,

  . content sites,

  . commercial online services and sites maintained by Internet service providers,

  . as well as thousands of Internet sites operated by individuals and government and educational institutions.

The company believes that the principal competitive factors in attracting customers include the amount of traffic on its web site, brand recognition, customer service, the demographics of the company's customers and viewers, the company's ability to offer targeted audiences and the overall cost-effectiveness of the products and services offered by the company. The company believes that the principal competitive factors in attracting search engines to a customer's web site include the company's design, title, meta tags descriptions and key words. The company believes that the number of Internet companies relying on revenues from their company web site will increase substantially in the future. In turn, the company will likely face increased competition, resulting in increased pricing pressures on its web site design rates which could in turn have a material, adverse effect on the company's business.

Research and Development

  The company develops and markets a variety of Internet related products and services, as well as a number of database software technologies. These industries are characterized by rapid technological development. The company believes that its future success will largely depend upon its ability to continue the enhancement of its existing products and services and the development of other products and services which complement existing ones. To date, the company has incurred nominal research and development expenses. In order to respond to rapidly changing competitive and technological conditions, the company expects to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis with established products.

Intellectual Property and Proprietary Rights

  The company regards its technology as proprietary and attempts to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The company currently has no patents or patents pending and has not filed for patent protection, and does not anticipate that patents will become a significant part of the company's intellectual property in the future.

  The company pursues the registration of its trademarks in the United States and internationally. The company's application for the trademark of SITEBALZER(TM) was approved for publication on November 5, 1999. The company has applied for the registration of the service mark and trademark SITEBLAZER(TM) and is in the process of applying for the registration of the trademark Politicalnet in the United States. The company is applying for a European Community Trademark for international protection of SITEBLAZER(TM) in every country in the European Community. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the company's services are distributed or made available through the Internet, and policing unauthorized use of the company's proprietary information is difficult.

  The company currently licenses certain technologies to other companies and utilizes an independent reseller to market and distribute the company's products and services. The company has entered into the following material agreements:

  . In September 1997, the company entered into an agreement with Websource
    Media in which the company agreed to transport Internet protocol packets from Websource Media to the Internet and from the Internet to Websource Media. Websource Media paid a setup fee of $480 in connection with this agreement and pays the company fees based on the number of hits per day. This agreement automatically renews for successive one-month terms at the company's then month-to-month rates.

  . In January 1999, the company entered into a software reseller agreement
    Eduardo F. Azcoitia, d/b/a Proses, in which the company granted Proses the non-exclusive right to market and distribute software products manufactured by the company in Mexico, Columbia and the Untied States. The company receives a percentage of products sold by Proses.

The company enters into confidentiality agreements with respect to its proprietary technology and limits access to, and distribution of its proprietary information.

Employees

  As of October 29, 1999, the company employed approximately 38 persons on a full-time basis. None of the company's employees are represented by a labor union. The company has entered into non-disclosure and non-competition agreements with its key personnel which provide that upon the termination of employment with the company for any reason, the individual will not compete with the company for two years. The company believes the non-compete covenants comply with state law, however, the company can provide you no assurances that a state court may determine not to enforce or only partially enforce such covenants. The company believes that its relations with its employees are good.

ITEM 2. Description of Property

  The company currently leases approximately 9,867 square feet of office space in Houston, Texas. The lease expires in October 2002 and the monthly rental is currently $11,761. Management believes that its existing facilities are adequate to meet its current needs and to accommodate anticipated growth.

ITEM 3. Legal Proceedings

  None.

ITEM 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters

  There is currently no public market for the company's Common Stock. The company hopes to be trading on the OTC bulletin board as soon as practicable.

  In August 1996, the company issued an aggregate of 15,279,000 shares of Common Stock to three individuals and three entities for nominal consideration in connection with the company's formation. The company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. These investors were accredited investors as that term is defined in Regulation D.

  From August 1998 through November 1998, the company issued an aggregate of 160,133 shares of Common Stock in consideration for an aggregate of $197,499.50. The company believes that the foregoing transactions are exempt from registration as a limited offering pursuant to Rule 504 of Regulation D.

  In July 1998, the company issued 750,000 shares of Common Stock to PinkMonkey.com for nominal consideration and services rendered. The company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. This investor had access to financial and business information of the company in substantially similar form as that provided in a registration statement, and was represented by its officers and directors who have such knowledge and experience in financial and business matters that they were able to evaluate the merit and risks of an investment in the company.

  In November 1998, the company issued an aggregate of 72,500 shares of Common Stock to three individuals in consideration for services rendered. The company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. These investors were consultants and/or employees to the company and as such they had access to the inner workings of the company, which would provide them the same kind of information as would be included in a registration statement. All of the consultants had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the company.

  In November 1998, the company issued an aggregate of 20,000 shares of Common Stock to three employees in consideration for services rendered. The company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. These investors were consultants and/or employees to the company and as such they had access to the inner workings of the company, which would provide them the same kind of information as would be included in a registration statement. The employees had extensive experience in the internet industry and had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the company.

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

  In June 1999, an accredited investor purchased 4,000 shares of company Common Stock at a purchase price of $1.50 per share. The company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. This investor was an accredited investor as that term is defined in Regulation D.

  In July 1999, an accredited investor purchased 400,000 shares of the company's Common Stock at $1.00 per share and a ten-year warrant to purchase 400,000 shares of Common Stock at an exercise price of $1.00 per share. In July 1999, an accredited investor purchased 33,333 restricted shares of the company's Common Stock at $1.50 per share and a two-year warrant for 12,500 shares of Common Stock at an exercise price of $2.00 per share. In July 1999, the company issued 4,167 shares of Common Stock to an accredited individual for services rendered. The company believes these transactions were exempt from registration pursuant to Section 4(2) of the Act as transactions by an issuer not involving a public offering. As accredited investors these individuals were able to fend for themselves due to their exceptional business experience.

  In July 1999, the company issued 500,000 shares of company Common Stock to Axis Technologies, Inc. in connection with the purchase of certain of Axis' assets. The company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. Through the due diligence process, this investor had access to the inner workings of the company, which would provide it with the same kind of information as would be included in a registration statement. The investor had extensive experience in the internet industry and had such knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the company.

  In September 1999, the company issued 30,000 shares of company Common Stock to an individual in connection with the purchase of Team Productions, Inc. The company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. Through the due diligence process, this investor had access to the inner workings of the company, which would provide it with the same kind of information as would be included in a registration statement. The investor had extensive experience in the internet industry and had such knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the company.

  In October 1999, the company issued 186,000 shares of company Common Stock to various individuals and entities as compensation for services rendered. The company believes these transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. These investors were consultants and/or employees to the company and as such they had access to the inner workings of the company, which would provide them the same kind of information as would be included in a registration statement. The employees had extensive experience in the internet industry and had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the company.

  In October 1999, the company issued 187,500 shares of company Common Stock to an entity for $375,000. The company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering. As an accredited investor the entity was able to fend for itself.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following analysis compares the financial condition of the company for the year ended July 31, 1998 as compared to the year ended July 31, 1999.

General

  The company recognizes revenue as services are provided, in accordance with customer agreements. Royalty income from website or other related licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount which varies by customer, plus a stated percentage of the applicable licensee's sales.

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

  The company utilizes the liability method in accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using anticipated tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is likely that the deferred tax assets will not give rise to future benefits in the company's tax returns.

Results of Operations

 Results of operations for the year ended July 31, 1998 compared with the results of operations for the year ended July 31, 1999.

  Revenues increased from $628,070 for the year ended July 31, 1998 to $994,876 for the year ended July 31, 1999. The increase of $366,806 or 58% was primarily due to growth in web sites developed by the company.

  Advertising expense increased from $32,620 for the year ended July 31, 1998, to $47,158 for the year ended July 31, 1999. The increase of $14,538 or 45% primarily reflects costs of print advertising for the launch of Political Net.com.

  Bad debt expense increased from $0 for the year ended July 31, 1998, to $318,762 for the year ended July 31, 1999. The increase of $318,762 is primarily due to the establishment of reserves for outstanding accounts receivable from AMP3.com, Inc., an affiliate in which the company owns 10% interest, and WebSource, Inc.

  Consulting expense decreased from $749,990 for the year ended July 31, 1998 to $0 for the year ended July 31, 1999. The decrease of $749,990 reflects the issuance of Common Stock to PinkMonkey.com in exchange for consulting services. The fair value of these issued shares totaling $749,990 was recorded as a consulting expense by the company in July 1998.

  General and administrative expenses increased from $20,096 for the year ended July 31, 1998, to $134,819 for the year ended July 31, 1999. The increase in general and administrative expenses of $114,723 or 571% primarily reflects the company's emergence from its development stage.

  Professional fees increased from $15,288 for the year ended July 31, 1998, to $489,108 for the year ended July 31, 1999. The increase in professional fees of $473,820 or 3,099% primarily reflected increases in legal and accounting expenses associated with SEC filings and outsourcing of a software license project.

  Rent expense increased from $21,105 for the year ended July 31, 1998, to $73,626 for the year ended July 31, 1999. The increase in rent expenses of $52,521 or 249% resulted from an increase in rental space due to company growth.

  Salary expense increased from $384,082 for the year ended July 31, 1998, to $842,948 for the year ended July 31, 1999. The increase in salary expense of $458,866 or 119% primarily reflected accrual of officer's salaries.

  The company had a $781,595 net loss for the year ended July 31, 1998 compared with a net loss of $1,109,898 for the year ended July 31, 1999. The increased net loss of $328,303 or 42% is due primarily to the creation of allowance for doubtful accounts mentioned above.

  Net loss per share of Common Stock increased from $(.05) to $(.07) for the year ended July 31, 1998, compared to the year ended July 31, 1999.

  The company may in the future experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price and/or value of the company's Common Stock if any market develops. Results of operations may fluctuate as a result of a variety of factors, including demand for the company's design and creation of Internet web sites, the introduction of new products and services, the timing of significant marketing programs, the success of reseller and license agreements, the number and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect the company's results of operations because a high percentage of the company's operating expenses are relatively fixed. Accordingly, the company believes that period to period comparisons of results of operations should not be relied upon as an indication of future results of operations. There can be no assurance that the company will be profitable. Due to the foregoing factors, it is likely that in one or more future periods the company's operating results will be below the expectations of the investor.

  The financial statements included herein have been prepared assuming the company will be able to continue as a going concern. As shown in the financial statements, the company incurred a net loss of $1,109,898 for the year ended July 31, 1999 and has incurred substantial losses since inception. Negative cash flows from operating activities were $717,752 for the year ended July 31, 1999. These factors, among others, raise doubts about the company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

 Liquidity and Capital Resources

  As of July 31, 1999, the company's primary source of liquidity was $163,114 of cash and $129,815 of accounts receivable. The company's working capital deficit and shareholders' deficit was $106,092 and $92,427 at July 31, 1998, as compared to a working capital deficit of $168,594 and a shareholders' equity of $339,825 at July 31, 1999.

  Net cash provided by operating activities during the year ended July 31, 1998 was $3,169 compared with net cash used in operating activities of $717,752 for the year ended July 31, 1999. The increase in net cash used by operating activities was primarily due to accrued salaries and Common Stock issued as compensation.

  Net cash used in investing activities the year ended July 31, 1998, was $2,332 compared with net cash used in investing activities of $6,054 for the year ended July 31, 1999. The increase in the net cash used in investing activities is attributed to an increase in the purchase of property and equipment in connection with the company's growth.

  Net cash provided by financing activities was $7,947 for the year ended July 31, 1998 compared with net cash provided by financing activities of $867,932 for the year ended July 31, 1999. The increase in net cash provided by financing activities was primarily due to an increase in the sale of the company's Common Stock.

  The company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of October 29, 1999, the company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the company will rely upon external sources for liquidity. The company believes that net proceeds of future anticipated securities offerings, and giving effect to revenues which are projected to be realized from operations, should be sufficient to fund ongoing operations and its business plan. Notwithstanding, there is no assurance that such anticipated offerings will be undertaken, and if undertaken, will be successful or that such proceeds derived therefrom, will in fact be sufficient to fund operations and meet the needs of the company's business plans. Until the company can obtain monthly sales levels of approximately $90,000 which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the company to expand its business and continue its current operations. The company believes that it will be able to satisfy its cash requirements for the next 3 months. Historically, revenues have covered costs. Management believes that projected revenues from licensees and web site development will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the company's requirements, force curtailed operations, or cause the company to sell assets. The financial statements included herein have been prepared assuming the company will be able to continue as a going concern. The company has a working capital deficit of $168,594 at July 31, 1999, and experienced significant losses in fiscal 1999 which raise doubts about the company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

ITEM 7. Financial Statements

  The financial statements prepared in accordance with Item 310 of Regulation S-B are included in this report commencing on page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the company and Mann, Frankfort, Stein and Lipp, P.C. of the type requiring disclosure hereunder.

                                   PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers

  The company's directors and executive officers are:

          Name           Age                               Position
          ----           ---                               --------
Harry L. White..........  41 Chairman, Chief Executive Officer, President, Treasurer and Secretary
Richard J. Finn.........  23 Chief Technical Officer and Director
Lee A. Magness..........  35 Chief Financial Officer, General Counsel and Director
Michael J. Minihan......  51 Director

  Harry L. White has served as chairman, chief executive officer, president, secretary and treasurer of the company since inception. Since May 1998, Mr. White has served as a director of PinkMonkey.com, Inc., an Internet publisher of educational study aids. From December 1986 through February 1997, Mr. White worked at Air Products and Chemicals, a hydrogen production company, as the senior plant technician from December 1996 to February 1997. Mr. White also served as an ISO 9000 Manager from January 1994 to February 1997.

  Richard J. Finn has served as chief technical officer and director of the company since inception. From December 1995 through February 1997, Mr. Finn served as the assistant webmaster for Neosoft, Inc., an Internet service provider. From August 1995 through December 1995, Mr. Finn served as the assistant network administrator of Cybersim, an Internet service provider. From October 1994 through August 1995, Mr. Finn served as an assistant network administrator for Triconex Systems, Inc.

  Lee A. Magness has served as chief financial officer, general counsel and director of the company since inception. Since August 1993, Mr. Magness has served as a financial consultant to various individuals and corporations. Prior to receiving his law degree from Thurgood Marshall School of Law, Mr. Magness served as a senior economic analyst at Transco Energy Corporation.

  Michael J. Minihan has served as a director of the company since July 1999. From November 1997 until the present, Mr. Minihan has served as an asset manager and economist for The Marketpoint Company, a Texas-based investment company. From April 1991 until October 1997, Mr. Minihan operated the Texas Insurance Agency, a state-wide independent property and casualty insurance agency. Mr. Minihan received a Bachelor of Science in Economics from St. Mary's University in 1972.

  All executive officers of the company are chosen by the board of directors and serve at the board's discretion. There are no family relationships among the company's officers and directors. The company plans to reimburse directors for any expenses incurred in attending board of directors and Year 2000 board committee meetings.

ITEM 10. Executive Compensation

  The following table sets forth information with respect to the chief executive officer of the company for the fiscal years ended July 31, 1999 and July 31, 1998 and from inception (August 9, 1996) through July 31, 1997. No other executive officers of the company received total annual salary and bonus for the fiscal years ended July 31, 1998 or July 31, 1997 in excess of $100,000.

                          Summary Compensation Table

                                                                  Long-Term
   Name and Principal     Fiscal                  Other Annual   Compensation    All other
        Position           Year  Salary(2) Bonus Compensation(1)   Options    Compensation(3)
   ------------------     ------ --------- ----- --------------- ------------ ---------------
Harry L. White..........   1999  $120,000                                          $800
Chief Executive            1998  $ 70,000                                          $800
Officer and President      1997  $ 30,000                                          $800

Richard Finn............   1999  $120,000                                          $800
Chief Technology Officer   1998  $ 70,000                                          $800
                           1997  $ 30,000                                          $800

Lee Magness.............   1999  $120,000                                          $800
Chief Financial Officer    1998  $ 70,000                                          $800
and General Counsel        1997  $ 30,000                                          $800

--------
(1) The named executive officer did not receive perquisites or other benefits valued in excess of 10% of the total reported annual salary and bonus.
(2) For the 1999 compensation, the above captioned officers received $59,000 each and the remaining $183,000 is being accrued. The entire $30,000 due and payable to the above captioned officers in 1997 is being accrued.
(3) Although entitled to this compensation, Messrs. White, Finn and Magness have not drawn this compensation and it has not accrued.

Employment Agreements

  In August 1996, Messrs. White, Finn and Magness entered into five year written employment contracts that provide for a base salary of $30,000 for the first year, $70,000 for the second year, and $120,000 annually for years three through five. In addition, these employment agreements entitle each of these individuals to an annual bonus of 1% of the company's earnings before income taxes and depreciation in excess of $5,000,000. In addition to salary, beginning in August 1998, Messrs. White, Finn and Magness each receive $600 per month as a car allowance and $200 per month for miscellaneous expenses. If the company terminates an employment contract with cause, such executive will not engage in certain activities in competition with the company for a period of six months following such termination. The company believes the non-compete covenants comply with state law, however, the company can provide you no assurances that a state court may determine not to enforce or only partially enforce such covenants.

Stock Options

  In August 1998, the Board of Directors and stockholders adopted a stock option plan under which 500,000 shares of Common Stock have been reserved for issuance. As of the date of hereof, options to purchase 345,000 shares of company Common Stock have been granted pursuant to the plan. The company does not have a defined benefit plan or any retirement or long-term incentive plans.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

  The following table presents certain information regarding the beneficial ownership of all shares of the company Common Stock by (i) each person who owns beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director of the company, (iii) each named executive officer, and (iv) all directors and officers as a group.

                                                          Shares    Percentage
                                                       Beneficially of Voting
      Name of Beneficial Owner(1)                         Owned       Power
      ---------------------------                      ------------ ----------
      Harry L. White..................................   4,488,000     25.2%
      Richard J. Finn.................................   4,488,000     25.2%
      Lee A. Magness..................................   4,207,500     24.5%
      Michael J. Minihan..............................          --       --
      All directors and officer as a group (4
       persons).......................................  13,183,500     74.9%

--------
(1) The business address of each individual is the same as the address of the company's principal executive offices.

ITEM 12. Certain Relationships and Related Transactions.

  In August 1996, the company issued 4,488,000 shares of Common Stock to Harry
L. White, 4,488,000 shares of Common Stock to Richard J. Finn, 4,207,500 shares of Common Stock to Lee A. Magness, 726,000 shares of Common Stock to Essitam Capital, Ltd., 709,500 shares of Common Stock to Sonsonate Capital, Ltd., and 660,000 shares of Common Stock to Seyat Capital, Ltd. for nominal consideration in connection with the company's formation. Peter Eberly is president and director of Essitam Capital Ltd., Timur Pulatoe is president and director of Sonsonate Capital, Ltd., and Woodward L. Terry is president and director of Seyat Capital, Ltd.

  In July 1997, Messrs. White and Magness loaned the company $5,378 and $15,897, respectively. These loans bore interest at the rate of 6% per annum and were repaid as of July 31, 1998.

  In November 1997, the company entered into an agreement with NetTrade for the design, development, production and installation of a computer program consisting of an interactive web site on the Internet providing real time/on-line trading of commodities. The company received $80,000 in connection with this agreement. Webvest, Inc., a company owned by Messrs. White, Magness and Finn, has a 20% ownership interest in NetTrade.

  In April 1998, Mr. Magness purchased 70,000 shares of PinkMonkey.com Common Stock in a private placement for an aggregate purchase price of $35,000.

  In April 1998, Harry L. White, a director of PinkMonkey.com, was issued a three year warrant to purchase 100,000 shares of PinkMonkey.com Common Stock at an exercise price of $.625 per share in consideration for services rendered.

  In July 1998, the company issued 750,000 shares of Common Stock to PinkMonkey.com in consideration for $10 and services rendered. The company designed PinkMonkey.coms web page and has continued to provide hosting, maintenance and marketing services for PinkMonkey.com To date, PinkMonkey.com has paid the company approximately $266,492 for these services, which was comprised of $127,025 in marketing and advertising fees, $14,250 in monthly site hosting, $6,050 in monthly maintenance and $119,167 in web site design, web site programming, licenses, set up and equipment fees. PinkMonkey.com has been a customer of the company since October 1997, and as such assisted in the company's development. Principals of PinkMonkey.com have provided ongoing business advice to the company including: (1) assistance in the development of the company's business plan, (2) budget design, (3) market opportunity identification, and (4) identification of acquisition and/or merger candidates. For the provision of these ongoing services by principals of PinkMonkey.com, the company initially issued PinkMonkey.com approximately 4,550 shares of company Common Stock. The issuance was made in July 1998. On August 19, 1998, the company effected a forward stock split of 165 for 1 for shareholders of record as of that date. Accordingly, the shares of company Common Stock held by PinkMonkey.com increased from 4,550 to 750,000. The company has valued the Common Stock issued to PinkMonkey.com at $749,990 in accordance with the Financial Accounting Standards Board Statement in its Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued Other Than to Employees for Acquiring or in Conjunction with Selling, Goods or Services which requires that shares issued for services rendered be valued similarly to shares sold by the company within the same time period.

  In May 1999, Mr. White resigned as a director of PinkMonkey.com.

  In June 1999, Mr. Magness loaned the company $250,000 pursuant to a one-year promissory note which bears interest at 10% per annum. The note was repaid by the company in August 1999.

  In July 1999, the company acquired certain assets and the client base of Axis Technologies, Inc., a web site provider, for consideration of 500,000 shares of company Common Stock and up to 125,000 shares of additional Common Stock provided certain net revenue goals or net cash flows are obtained. In connection with the acquisition, Michael J. Minihan joined the board of directors. This transaction was not deemed an acquisition of a "Business", accordingly; separate historical and pro forma financial statements were not filed with the SEC.

  In September 1999, the company acquired all of the assets of Team Productions, Inc. from an employee in exchange for 30,000 shares of company Common Stock.

ITEM 13. Exhibits and Report on Form 8-K

 Exhibit
   No.                          Identification of Exhibit
 ------- ----------------------------------------------------------------------
  2.1(1) Acquisition agreement with Axis Technologies, Inc.
  3.1(2) Amended and Restated Articles of Incorporation
  3.2(2) Articles of Amendment to the Articles of Incorporation
  3.3(2) By-Laws of the company
  3.4(2) Articles of Correction to the Amended and Restated Articles of
         Incorporation
  3.5(2) Articles of Correction to the Articles of Amendment to the Articles of
         Incorporation
  4.1(2) Form of Specimen of Common Stock
 10.1(2) Letter Agreement between the company and PinkMonkey.com, Inc.
 10.2(2) Software License and Marketing Agreement between the company and
         Websource Media, L.L.C.
 10.3(2) Software Reseller Agreement between the company and Harry Bauge
 10.4(2) Letter Agreement between the company and Harry Bauge
 10.5(2) Agreement between the company and NetTrade Online, L.L.C.
 10.6(2) Employment Agreement between the company and Harry White
 10.7(2) Employment Agreement between the company and Richard Finn
 10.8(2) Employment Agreement between the company and Lee Magness
 10.9(2) Lease Agreement
 27.1(1) Financial Data Schedule

--------
(1) Filed herewith.
(2) Filed as an Exhibit to the company's registration statement on Form SB-2 (File No. 67871) on June 15, 1999, and herein incorporated by reference.

  There have been no reports filed on Form 8-K.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE COMPANY INTERWEB DESIGN, INC.

                                                   /s/ Harry L. White
                                          By:__________________________________
                                             Harry L. White
                                             President and Chief Executive
                                             Officer

DATE: November 15, 1999

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

     /s/   Harry L. White            President and Chief           November 15, 1999
____________________________________ Executive Officer
           Harry L. White

      /s/ Richard J. Finn            Chief Technical Officer and   November 15, 1999
____________________________________ Director
          Richard J. Finn

      /s/  Lee A. Magness            Chief Financial Officer,      November 15, 1999
____________________________________ General Counsel and Director
           Lee A. Magness

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Houston InterWeb Design, Inc.

  We have audited the accompanying balance sheets of Houston InterWeb Design, Inc. as of July 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Houston InterWeb Design, Inc. as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,109,898 for 1999 and has incurred substantial net losses since inception. Negative cash flows from operating activities were $717,752 for the year ended July 31, 1999. These factors, and the others discussed in Note B, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

MANN FRANKFORT STEIN & LIPP

Houston, Texas
September 20, 1999

                         HOUSTON INTERWEB DESIGN, INC.

                              FINANCIAL STATEMENTS

                             July 31, 1999 and 1998

                                    CONTENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report............................................... F-1
Balance Sheets............................................................. F-3
Statements of Operations................................................... F-4
Statements of Changes in Stockholders' Equity (Deficit).................... F-5
Statements of Cash Flows................................................... F-6
Notes to Financial Statements.............................................. F-7

                         HOUSTON INTERWEB DESIGN, INC.

                                 BALANCE SHEETS

                                                              July 31,
                                                        ----------------------
                                                           1999        1998
                                                        -----------  ---------
                        ASSETS
CURRENT ASSETS
  Cash................................................. $   163,114  $  18,988
  Cash held in escrow..................................     250,000         --
  Accounts receivable--trade--affiliates (net of
   allowance for doubtful accounts of $237,160 and $0
   at July 31, 1999 and 1998, respectively)............       3,760     55,259
  Accounts receivable--trade--nonaffiliates (net of
   allowance for doubtful accounts of $67,359 and $0 at
   July 31, 1999 and 1998, respectively)...............     126,055     61,012
  Receivable--employee.................................       2,611         --
  Other current assets.................................         416     10,445
                                                        -----------  ---------
    TOTAL CURRENT ASSETS...............................     545,956    145,704

PROPERTY AND EQUIPMENT
  Office equipment.....................................       7,704      4,056
  Furniture and fixtures...............................      42,872     13,072
                                                        -----------  ---------
                                                             50,576     17,128
  Less: accumulated depreciation.......................       4,657      3,463
                                                        -----------  ---------
    TOTAL PROPERTY AND EQUIPMENT.......................      45,919     13,665

GOODWILL (net of accumulated amortization of $7,800)...     462,400         --
INVESTMENT UNDER THE EQUITY METHOD.....................          --         --
INVESTMENT UNDER THE COST METHOD.......................         100         --
                                                        -----------  ---------
TOTAL ASSETS........................................... $ 1,054,375  $ 159,369
                                                        ===========  =========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses................ $   185,897  $ 130,086
  Accrued salaries.....................................     273,000     90,000
  Due to employee......................................       3,500         --
  Deferred income tax liability........................          --      2,498
  Note payable--line of credit.........................          --     29,212
  Customer deposits....................................       2,153         --
  Note payable to stockholder..........................     250,000         --
                                                        -----------  ---------
    TOTAL CURRENT LIABILITIES..........................     714,550    251,796

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized. No shares issued or outstanding at July
   31, 1999 and 1998...................................          --         --
  Common stock, no par value, 50,000,000 shares
   authorized, 17,389,800 and 16,029,000 shares issued
   and outstanding at July 31, 1999 and 1998,
   respectively........................................   2,303,200    754,000
  Subscription receivable..............................      (7,050)        --
  Accumulated deficit..................................  (1,956,325)  (846,427)
                                                        -----------  ---------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)...............     339,825    (92,427)
                                                        -----------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)... $ 1,054,375  $ 159,369
                                                        ===========  =========

                See accompanying notes to financial statements.

                         HOUSTON INTERWEB DESIGN, INC.

                            STATEMENTS OF OPERATIONS

                                                              July 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
REVENUES
  Affiliates.......................................... $   571,929  $  110,951
  Nonaffiliates.......................................     422,947     517,119
                                                       -----------  ----------
    TOTAL REVENUES....................................     994,876     628,070
EXPENSES
  Advertising.........................................      47,158      32,620
  Bad debt expense....................................     318,762          --
  Computer equipment..................................      56,700      25,051
  Consulting costs....................................          --     749,990
  Contract labor......................................      33,784      68,198
  Depreciation and amortization.......................       9,916       1,896
  General and administrative..........................     134,819      20,096
  Interest............................................       8,125       6,080
  Internet service....................................      41,860      29,019
  LEC fees............................................       5,887          --
  Loss on disposal of assets..........................       1,385          --
  Professional fees...................................     489,108      15,288
  Rent................................................      73,626      21,105
  Repairs and maintenance.............................       1,515       3,474
  Salaries and benefits...............................     842,948     384,082
  Supplies............................................      10,217      26,036
  Telephone...........................................      13,320      11,797
  Travel..............................................      18,142       7,437
                                                       -----------  ----------
    TOTAL EXPENSES....................................   2,107,272   1,402,169
                                                       -----------  ----------
LOSS BEFORE FEDERAL INCOME TAXES......................  (1,112,396)   (774,099)
FEDERAL INCOME TAX EXPENSE (BENEFIT)
  Deferred............................................      (2,498)      7,496
                                                       -----------  ----------
NET LOSS.............................................. $(1,109,898) $ (781,595)
                                                       ===========  ==========
NET LOSS PER SHARE, BASIC AND DILUTED................. $     (0.07) $    (0.05)
                                                       ===========  ==========
AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED.........  16,181,595  15,341,535
                                                       ===========  ==========


                See accompanying notes to financial statements.

                         HOUSTON INTERWEB DESIGN, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                       Years Ended July 31, 1999 and 1998

                              Common Stock
                          --------------------- Subscription Accumulated
                            Shares     Amount    Receivable    Deficit       Total
                          ---------- ---------- ------------ -----------  -----------
Balance, July 31, 1997..  15,279,000 $    4,000   $    --    $   (64,832) $   (60,832)
Issuance of common
 stock..................     750,000    750,000        --             --      750,000
Net loss, year ended
 July 31, 1998..........          --         --        --       (781,595)    (781,595)
                          ---------- ----------   -------    -----------  -----------
Balance, July 31, 1998..  16,029,000    754,000        --       (846,427)     (92,427)
Issuance of common stock
 in connection with
 acquisition of Axis
 assets and goodwill....     500,000    500,000        --             --      500,000
Issuance of common stock
 as compensation........      96,667    145,000        --             --      145,000
Issuance of common
 stock--cash............     758,000    904,200        --             --      904,200
Subscriptions
 receivable.............       6,133         --    (7,050)            --       (7,050)
Net loss, year ended
 July 31, 1999..........          --         --        --     (1,109,898)  (1,109,898)
                          ---------- ----------   -------    -----------  -----------
Balance, July 31, 1999..  17,389,800 $2,303,200   $(7,050)   $(1,956,325) $   339,825
                          ========== ==========   =======    ===========  ===========



                See accompanying notes to financial statements.

                         HOUSTON INTERWEB DESIGN, INC.

                            STATEMENTS OF CASH FLOWS

                                                         Year Ended July 31,
                                                        ----------------------
                                                           1999        1998
                                                        -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss.............................................. $(1,109,898) $(781,595)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Provision for bad debt...............................     304,519         --
  Loss on disposal of fixed assets.....................       1,385         --
  Depreciation and amortization........................       9,916      1,896
  Deferred income tax expense (benefit)................      (2,498)     7,496
  Common stock issued as compensation..................     145,000    749,990
 Changes in assets and liabilities:
  Customer deposits....................................       2,153         --
  Accounts receivable..................................    (318,063)   (59,590)
  Receivable--employee.................................      (2,611)        --
  Cash held in escrow..................................    (250,000)        --
  Notes payable--shareholder...........................     250,000         --
  Other current assets.................................      10,028     (7,219)
  Accounts payable and accrued expenses................      55,817     92,191
  Due to employee......................................       3,500         --
  Accrued salaries.....................................     183,000         --
                                                        -----------  ---------
                                                            392,146    784,764
                                                        -----------  ---------
    NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITIES........................................    (717,752)     3,169

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment....................      (5,954)    (2,332)
 Investment in affiliate...............................        (100)        --
                                                        -----------  ---------
    NET CASH USED IN INVESTING ACTIVITIES..............      (6,054)    (2,332)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net repayments of notes payable.......................          --    (21,275)
 Net change in line of credit..........................     (29,218)    29,212
 Subscription receivable...............................      (7,050)        --
 Proceeds from issuance of common stock................     904,200         10
                                                        -----------  ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES..........     867,932      7,947
                                                        -----------  ---------
NET INCREASE IN CASH...................................     144,126      8,784
CASH AT BEGINNING OF PERIOD............................      18,988     10,204
                                                        -----------  ---------
CASH AT END OF YEAR.................................... $   163,114  $  18,988
                                                        ===========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid......................................... $     6,041  $   6,080
                                                        ===========  =========
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
 Issuance of 750,000 common shares in exchange for
  promotional services................................. $        --  $ 749,990
                                                        ===========  =========
 Issuance of 500,000 common shares in connection with
  acquisition of Axis assets and goodwill.............. $   500,000  $      --
                                                        ===========  =========
 Issuance of stock as compensation for services........ $   145,000  $      --
                                                        ===========  =========

                See accompanying notes to financial statements.

                         HOUSTON INTERWEB DESIGN, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      Years Ended July 31, 1999 and 1998

NOTE A--NATURE OF OPERATIONS

  Houston InterWeb Design, Inc. (the Company) was incorporated in the State of Texas in August, 1996. The Company is engaged in the design and creation of internet websites for customers. The Company uses internally developed technology for the creation of websites, which it licenses to customers, which ensures that customers websites are brought up in front of an internet user irrespective of the search engine used.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The accompanying financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company experienced significant losses in fiscal 1998 and 1999 which raise doubts about the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

  Management's plans include the following:

  . Increasing revenues by attracting new customers by increasing its sales and market operations to develop an awareness by potential customers of the Company's ability to create valuable interactive web sites.

  . The Company recently entered into a contract with a corporation
    (reseller) to market and distribute software products manufactured and hosted by the Company. No revenue as a result of the above contract was realized in 1999.

  . Obtaining equity capital or debt financing.

  Cash and Cash Equivalents: For purposes of the Statements of Cash Flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

  Property and Equipment: Property and equipment is stated at cost with depreciation calculated using the straight-line method over its estimated useful lives ranging from five to ten years. When assets are retired or otherwise removed from the accounts, any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred and significant renewals and improvements are capitalized.

  Revenue Recognition: Revenues are recognized as services are provided, in accordance with customer agreements. Royalty income from website or other related licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount which varies by customer, plus a stated percentage of the applicable licensee's sales.

  Income Taxes: The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using anticipated tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company's tax returns.

  Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

                         HOUSTON INTERWEB DESIGN, INC.

                      Years Ended July 31, 1999 and 1998

and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Goodwill: On July 2, 1999, the Company purchased certain assets and customer base of Axis Technologies Corporation ("Seller") through issuance of 500,000 shares of common stock valued at $1.00 per share, management's estimate of the fair value of their common stock at that date. At July 31, 1999, goodwill represents the unamortized portion of the consideration allocated to the customer base. The intangible asset will be amortized on a straight-line basis over the useful life which approximates five years. Additional consideration of 125,000 shares of common stock may be issued if certain earnings requirements are met. As part of the sales agreement, the Seller agreed to raise an additional $375,000 in capital for the Company. See subsequent events at Note O.

  Advertising: The Company expenses advertising costs as incurred. Advertising expense totaled $47,158 and $32,620 in 1999 and 1998, respectively.

  Allowance for Doubtful Accounts: Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

NOTE C--INVESTMENTS UNDER THE EQUITY METHOD

  At July 31, 1998 and 1999, the Company owned a 30% interest in an internet provider of pet medical records (the investee). The Company obtained this ownership interest in exchange for providing its internet website search engine technology to this investee. The Company believes the fair value of these services provided to this investee to be de minimis, and therefore, has recorded its 30% ownership interest in this investee at a zero basis on its balance sheet. Additionally, at July 31, 1999, the activities of the investee had not commenced.

NOTE D--NOTE PAYABLE

  Note payable consist of the following:

                                                                    July 31,
                                                                  ------------
                                                                  1999  1998
                                                                  ---- -------
Revolving line of credit with a bank, providing for $30,000
 maximum borrowings; uncollateralized, bearing interest at prime plus 1%; interest payable monthly, principal payable on
 demand.......................................................... $--  $29,212
                                                                  ===  =======

                         HOUSTON INTERWEB DESIGN, INC.

                      Years Ended July 31, 1999 and 1998

NOTE E--INCOME TAXES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at July 31, 1999 and 1998 are as follows:

                                                                July 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
      Deferred tax assets:
        Net operating loss carryforward.................... $559,319  $290,373
        Book over tax amortization.........................    1,768        --
        Cash to accrual difference.........................   89,624        --
      Less: valuation allowance............................  649,464   290,373
                                                            --------  --------
      Total gross deferred tax asset.......................    1,247        --
                                                            --------  --------
      Deferred tax liabilities:
        Tax over book depreciation.........................   (1,247)     (371)
        Cash-to-accrual differences........................       --    (2,127)
                                                            --------  --------
      Total gross deferred tax liabilities.................   (1,247)   (2,498)
                                                            --------  --------
      Net current deferred tax asset (liability)........... $     --  $ (2,498)
                                                            ========  ========

  The Company has net operating loss carryforwards of approximately $1,600,000 as of July 31, 1999, which expire through the year 2019. Valuation allowances have been provided for all net operating losses due to lack of evidence of future recoverability at July 31, 1999.

  The difference between the reported income tax expense (benefit) and the income tax expense (benefit) computed by multiplying the loss before income taxes by the federal statutory income tax rate is as follows:

                                                         Year Ended July 31,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
      Current tax benefit computed at federal statutory
       tax rate........................................  $(378,215) $(263,194)
      Change in valuation allowance....................    359,091    285,196
      Other............................................     16,626    (14,506)
                                                         ---------  ---------
      Total income tax expense (benefit)...............  $  (2,498) $   7,496
                                                         =========  =========

NOTE F--RELATED PARTY TRANSACTIONS

  The Company has a note payable to a stockholder, unsecured, with interest payable at 10%, maturing June 10, 2000. The proceeds of the note payable were held in a trust account at July 31, 1999 and were not available for payment of operating expenses. The funds were accumulated due to a rescission agreement available to certain investors. The proceeds are represented in the Company balance sheet as "Other Current Assets". Interest expense on this note totaled approximately $2,083 in 1999. The following is a summary of note payable to stockholder:

                                                                     July 31,
                                                                   -------------
                                                                     1999   1998
                                                                   -------- ----
      Lee Magness................................................. $250,000 $--
                                                                   ======== ===

                         HOUSTON INTERWEB DESIGN, INC.

                      Years Ended July 31, 1999 and 1998

  In July 1998, the Company issued 4,545.4545 shares of its common stock to a publicly traded affiliate (certain officers and stockholders of the Company are directors and own stock in the affiliate) in exchange for ten dollars cash consideration and various consulting services provided. After giving effect to the 165 for 1 common stock split discussed below in Notes H and I, the amount of shares issued to this affiliate became 750,000. In accordance with Financial Accounting Standards Board Statement in its Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, $749,990 was recognized to account for the fair value of the consulting services received from this affiliate.

  At July 31, 1999, the Company has receivables from employees of approximately $2,611. The Company has approximately $3,500 included in Accounts Payable that is due to an employee.

NOTE G--COMMITMENTS AND CONTINGENCIES

  The Company's minimum rental commitments under a noncancelable operating lease for office space is as follows:

      Years Ending July 31,
      ---------------------
       2000...........................................................  $141,129
       2001...........................................................   141,129
       2002...........................................................    35,282
                                                                        --------
                                                                        $317,540
                                                                        ========

  Total rental expense for the years ended July 31, 1999 and 1998 was $73,626 and $21,105, respectively.

  The Company has employment agreements with three of its stockholders providing a base annual salary through August, 2001. The base salary may be increased at the Company's option. In addition, this employment agreement entitles each of these stockholders to an annual bonus of 1% of the Company's earnings (before income taxes and depreciation) in excess of $5,000,000. Minimum annual commitments under these agreements amount to $360,000. Amounts accrued by the Company related to these employment agreements were $183,000 and $90,000 for the fiscal year ended July 31, 1999 and $210,000 and $90,000 for the fiscal year ended July 31, 1998, respectively.

NOTE H--EARNINGS PER SHARE

  In accordance with Financial Accounting Standards Board Statement 128, Earnings Per Share, basic earnings per common share amounts are calculated using the average number of common shares outstanding during each period, retroactively adjusted to give effect to the 165 for 1 common stock split discussed previously in Note F, and below in Note I. As there were no dilutive potential common shares outstanding during the year ended July 31, 1999, or during the year ended July 31, 1998, basic average shares outstanding and earnings per share are equal to diluted average shares outstanding and earnings per share, respectively, for the years ended July 31, 1999 and 1998.

                         HOUSTON INTERWEB DESIGN, INC.

                      Years Ended July 31, 1999 and 1998

NOTE I--STOCKHOLDERS' EQUITY

  On August 19, 1998, the Company effected a stock split on its common stock of 165 for 1 for stockholders of record on August 19, 1998. All references to shares issued have been restated for the above stock split for all periods presented.

  On August 21, 1998, the Company formed an incentive stock option plan for its employees under which 500,000 shares of common stock will be awarded to employees based upon criteria established under the plan. During 1999, the Company granted options for 345,000 shares of common stock to certain employees. At July 31, 1999, no shares have been issued under this plan.

  On September 2, 1998, the Company amended its articles of incorporation to increase its authorized capital to 50,000,000 common shares of no par value, and 5,000,000 preferred shares with $.01 par value. No preferred shares have been issued to date. All references herein have been restated to reflect the amended amounts.

  During 1999, the Company issued 764,133 shares of common stock to individuals for cash at prices ranging from $1.00 per share to $1.50 per share, and 96,667 shares of common stock to employees and independent contractors for services rendered at prices ranging from $1.00 per share to $1.50 per share.

  On July 2, 1999, the Company acquired certain assets and the client base of Axis Technologies, Inc. for consideration of 500,000 shares of the Company's common stock and up to 125,000 shares of additional common stock, provided certain net revenue or cash flows are obtained by December 1999.

NOTE J--OUTSTANDING STOCK WARRANTS

  At July 31, 1999, the Company had outstanding warrants to purchase 700,500 shares of the Company's common stock at prices of $1.00 to $2.00 per share. The warrants became exercisable in 1999 and expire at various dates through June 30, 2009. At July 31, 1999, 700,500 shares of common stock were reserved for that purpose.

NOTE K--INVESTMENT AT COST

  At July 31, 1999, the Company owned 10,000 shares of a customer, AMP3.COM, in satisfaction of services rendered. The 10,000 shares represent a 10% ownership interest in the investee.

NOTE L--CONCENTRATIONS

  The Company maintains a cash balance in a bank which, at times, exceeds federally insured limits. The Company monitors the financial condition of the bank and has experienced no losses with this account.

  During the course of business, the Company extends credit to its customers supported by contractual agreements for services. Additionally, a significant portion of the Company's receivables are in the internet industry. Declines in the industry may make the collection of these receivables doubtful and reduce the Company's ability to generate future revenues for operation.

                         HOUSTON INTERWEB DESIGN, INC.

                      Years Ended July 31, 1999 and 1998

NOTE M--MAJOR CUSTOMERS

  During the years ended July 31, 1999 and 1998, the Company provided a substantial portion of its services to a limited number of customers. For the year ended July 31, 1999, approximately 75% of the Company's total revenue was from four customers. Amounts due from these customers at July 31, 1999 in accounts receivable were $358,000. During the year ended July 31, 1998, approximately 71% of the Company's total revenue was from five customers. Amounts due from these customers at July 31, 1998 in accounts receivable were $60,000. A change in the relationship with these customers could adversely affect operating results of the Company.

NOTE N--STOCK BASED COMPENSATION PLAN

  Employees of the Company have been granted stock options in 1999 under the Company's 1998 Incentive Stock Option Plan for Employees. Pursuant to the Plan, 500,000 shares were authorized for issuance of which 345,000 shares were outstanding as of July 31, 1999. The options granted are subject to three year vesting requirements and expire five and ten years from their date of grant.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations in accounting for its stock-based compensation arrangements as opposed to the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

  The Board of Directors is responsible for administering the Plan, determining the terms upon which options may be granted, prescribing, amending and rescinding such interpretations and determinations and granting options to employees, directors and officers.

  The following table presents a summary of stock option transactions during the year ended July 31, 1999:

                                                        Common  Weighted Average
                                                        Shares   Exercise Price
                                                        ------- ----------------
      Outstanding at July 31, 1998.....................      --      $  --
      Granted.......................................... 345,000       1.59
      Exercised........................................      --         --
                                                        -------      -----
      Outstanding at July 31, 1999..................... 345,000      $1.59
                                                        =======      =====

  Of the 345,000 outstanding options at July 31, 1999, 57,500 options were exercisable with the remaining 287,500 options vesting over a period of up to 10 years.

  While the Company will continue to use APB No. 25, proforma information regarding net income and earnings per shares is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by SFAS No. 123.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics different from those of traded options, and because changes in input

                         HOUSTON INTERWEB DESIGN, INC.

                      Years Ended July 31, 1999 and 1998

assumptions can materially affect the fair value estimate, the existing model may not necessarily provide the only measure of fair value for the employee stock options. The fair value for these options was estimated at the date of grant using the following weighted-average assumptions: risk-free interest rates of 4.65%; 26.67% dividend yield; a volatility factor of the expected market price of the Company's common stock of 103.23%; and a weighted-average expected life of the options of 5 years.

  No compensation cost was actually charged to operations for those individuals for the year ended July 31, 1999. The impact of applying and recognizing compensation costs pursuant to SFAS No. 123 is immaterial to the Company's financial position and results of operations and did not change the earnings per share amounts currently disclosed.

NOTE O--SUBSEQUENT EVENTS

  In August 1999, the recision agreement described in Note F expired with no shares rescinded. Accordingly, the note payable stockholder in the amount of $250,000 was repaid by the Company.

  On September 15, 1999, the Company entered into a warrant agreement with an employee to purchase 50,000 shares of the Company's common stock at $2.00 per share.

  On September 15, 1999, the Company acquired all of the assets of Team Productions, Inc. for consideration of 30,000 shares of common stock.

  In October 1999, the Company issued 186,000 shares of Company common stock to various individuals and entities as compensation for services rendered. The Company believes these transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. These investors were consultants and/or employees to the Company and as such they had access to the inner workings of the Company, which would provide them the same kind of information as would be included in a registration statement. The employees had extensive experience in the internet industry and had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

  In October 1999, the Company completed a private placement of 187,500 shares of its common stock to an accredited investor for an aggregate purchase price of $375,000. The investor was granted one demand registration right and unlimited piggy-back registration rights in connection with the offering. The Company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering. The transaction represents the fulfillment of the commitment made by Axis Technologies Corporation as described in Note B.