Form 10QSB
period 1999-10-31
HOUSTON INTERWEB DESIGN INC
filed 1999-12-22
CIK 1072909

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                             ____________________



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

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

Yes [ x ]  No [  ]



As of October 31, 1999 registrant had 17,780,800 shares of Common Stock outstanding.

                         HOUSTON INTERWEB DESIGN, INC.

                           FORM 10-QSB REPORT INDEX



10-QSB PART AND ITEM NO.
------------------------

Part I    Financial Information

 Item 1.   Financial Statements (Unaudited)

           Balance Sheet as of October 31, 1999..........................   1

           Statements of Operations October 31, 1999 and 1998............   2

           Statements of Cash Flows for October 31, 1999
                and 1998.................................................   3

           Notes to Financial Statements.................................   4

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   5

Part II    Other Information

 Item 1.  Deleted........................................................   8

 Item 2.  Changes in Securities..........................................   8

 Item 3.  Deleted........................................................   8

 Item 4.  Deleted........................................................   8

 Item 5.  Deleted........................................................   8

 Item 6.  Exhibits and Reports on Form 8-K...............................   8

Signature................................................................   9

                         Houston Interweb Design, Inc.
                            Statement of Operations
                                  (Unaudited)
                                                        Three Months
                                                     Ended October 31,
                                                 1999               1998

REVENUES
       Affiliates                               142,983             97,699
       Nonaffiliates                            316,147             35,503

              TOTAL REVENUES                    459,130            133,202

EXPENSES
       Advertising                               18,659             16,691
       Computer equipment                        25,277             14,473
       Consulting costs                         118,576                  0
       Contract labor                             5,560              6,535
       Depreciation and amortization             28,877                  0
       General and administrative                15,923             24,353
       Interest                                   6,053              1,320
       Internet Service                          17,228              9,040
       LEC fees                                  63,686                  0
       Professional fees                         68,331             66,328
       Rent                                      33,715             18,636
       Repairs and maintenance                    1,231                722
       Salaries and benefits                    297,472            119,657
       Supplies                                   4,739              2,739
       Telephone                                  8,482              2,928
       Travel                                    21,678              5,906

              TOTAL EXPENSES                    735,486            289,328

LOSS BEFORE FEDERAL INCOME TAXES               (276,356)          (156,126)

NET LOSS                                       (276,356)          (156,126)

NET LOSS PER SHARE, BASIC AND DILUTED             (0.02)             (0.01)

AVERAGE SHARES OUTSTANDING, BASIC AND
 DILUTED                                     17,389,800         16,181,595

                         Houston Interweb Design, Inc
                                Balance Sheets

                                             31-Oct-99    31-Jul-99
                                            (unaudited)
Assets
Current Assets
Cash                                           134,111      412,614
Accounts Receivable                            703,077      424,952
Other                                            8,087     (291,917)
Total Current Assets                           845,276      545,650

Equipment & Fixtures                            62,921       45,919
Net Intangible Assets                          481,257      462,400
Other Assets                                       407          407

Total Assets                                 1,389,860    1,054,376

Liabilities and stockholders' equity
Current Liabilities                            253,891      441,550
Long Term Liabilities                          273,000      273,000
Total Liabilities                              526,891      714,550

Stockholders' Equity
Common Stock, no par value, 50,000,000
shares authorized, 17,389,800 and
17,780,800 shares issued and outstanding
at July 31, 1999 and October 31, 1999
respectively                                 3,095,650    2,296,150
Retained Earnings                           (2,232,681)  (1,956,325)
Total Liabilities and stockholders' equity   1,389,860    1,054,375

                     Statements of Cash Flows (Unaudited)

                                                        Three Months Ended
                                                              Oct. 31
                                                         1998         1999

Net Income (loss)                                      (156,127)    (276,356)

Depreciation and Amortization                                 0       29,799
Gains on Sales                                                0            0
Account Receivables                                        (745)    (278,124)
Other current Assets                                      7,660     (300,004)
Current Liabilities                                      35,097     (187,659)

Net Cash Flow From Operations                          (114,115)  (1,012,344)

Financing
Common Stock issued                                     136,825      799,500
Long-Term Financing
Net Cash from Financing                                 136,825      799,500

Investing
Increases in Fixed Assets                                (8,053)     (65,658)
Purchases of Invesments
Net Cash used for investing                              (8,053)     (65,658)

Net Change in cash and quivalents                        14,657     (278,503)

Cash and Equivalents, beginning pof period               18,988      412,614

Cash and Equivalents, end of period                      33,645      134,111

                                    PART I



NOTE A - PRESENTATION

The balance sheet of the Company as of October 31, 1999, the related statements of operations and cash flows for the three months ended October 31, 1999 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period.


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

GENERAL

   The Company recognizes revenue as services are provided, in accordance with customer agreements. For the quarter ended October 31, 1999, approximately 46.5% of the Company's total revenues were derived from two customers AMP3.com, Inc.and PGI International, Inc., Royalty income from software licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount plus a stated percentage of the applicable licensee's sales. The Company uses the direct write-off method in accounting for bad debts, the results of which are not materially different from the allowance method.

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

Results of Operations

   Results of operations for the period three months ended October 31, 1998 compared with the results of operations for three months ended October 31, 1999.

   Revenues increased from $133,202 for the three months ended October 31, 1998 to $459,130 for three months ended October 31, 1999. The increase of $325,928 or 245% was primarily due to growth in web site development, and software license agreement revenues.

   Consulting fees increased from $0 for the period three months ended October 31, 1998 to $118,576 for the three months ended October 31, 1999. The increase of $118,576 was due to an outsourced programming project

   Rent expense increased from $18,636 for the three months ended October 31, 1998, to $33,715 for the three months ended October 31, 1999. The increase of $15,079 or 81% was due to additional office for expansion of the Company.

   General and administrative expenses decreased from $24,353 for the period three months ended October 31, 1998 to $15,923 for the three months ended October 31, 1999. The decrease in general and administrative expenses of $8,430 or 34.6% was due to the reclassification of miscellaneous expenses.

   Salaries and benefit expenses increased from $119,657 for the period three months ended October 31, 1998 to $297,472 for the three months ended October 31, 1999. The increase of $177,815 or 148.6% was due to the Company hiring additional programmers, graphic designers and management staff to handle the increase of new business. The Company hired five new employees during the three month period.

   The Company had a net loss of $156,126 for the period three months ended October 31, 1998 compared with a net loss of $276,356 for the three months ended October 31, 1999. The increased net loss of $120,230 or 77% was due to increases in salaries. Net loss per share of common stock of $ (.01) for the three months ended October 31, 1998, compared to $ (.02) for three months ended October 31, 1999.

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

   The Company had a working capital surplus of $591,385 and a stockholders' equity of $862,969 at October 31, 1999. The company's financing activities generated sufficient cash to meet its obligations on a timely basis and to refinance its debt however internal cash flows are not sufficient to fund operations internally.

LIQUIDITY AND CAPITAL RESOURCES

   As of October 31, 1999, the Company's primary source of liquidity was $134,111 of cash and $703,077 of accounts receivable.

   Net cash used by operating activities for three months ended October 31, 1998 was $114,115 as compared to net cash used in operating activities of $ 1,012,344 for the three months ended October 31, 1999. The increase in net cash used was primarily attributed to increases in accounts receivable and increases in other current assets.

   Net cash used in investing activities was $8,053 and $ 65,658 for the three months ended October 31, 1998 and the three months ended October 31, 1999, respectively. The increase in the net cash used in investing activities was attributed to an increase in purchases of property and equipment.

   Net cash provided by financing activities increased from $136,825 to $799,500 due to proceeds from the issuance of common stock.

   The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of October 31, 1999, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. The Company has an unsecured revolving line of credit in the amount of $30,000 with Texas
Commerce Bank, and to date has $30,000 available.   Until the Company can obtain
monthly sales levels of approximately $120,000 which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. Management believes that the Company will be able to satisfy its cash requirements for the
next 12 months.   Historically, revenues have covered costs.  Management
believes that projected revenues from licensees will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

                                    PART II

   Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1 and 3-5 are omitted.

ITEM 2.  CHANGES IN SECURITIES

   The following information sets forth certain information, as of October 31, 1999, for all securities the Company sold since February 1, 1999, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

   In September 1999, the company issued 30,000 shares of company common stock to an individual in connection with the purchase of TEAM Productions, Inc. The Company believes these transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. This investor had extensive experience in the Internet industry and had such knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the company.

   In October 1999, the Company issued 187,500 shares of company common stock to an accredited entity for $375,000. In addition, the company issued 186,000 shares of Company common stock to various individuals and entities in exchange for services rendered. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. As accredited investors these individuals were able to fend for themselves due to their exceptional business experience.

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


                                          Houston Interweb Design, Inc.



Date:  December 22, 1999                    /s/  Harry L. White
                                          -----------------------------
                                          Harry L. White
                                          President and Chief Executive Officer