Form 10QSB
period 2000-01-31
HOUSTON INTERWEB DESIGN INC
filed 2000-03-16
CIK 1072909

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                             ____________________



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2000

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

Yes [x]  No [_]



As of January 31, 2000 registrant had 17,921,300 shares of Common Stock outstanding.

                         HOUSTON INTERWEB DESIGN, INC.

                           FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)

          Balance Sheet as of January 31, 2000..........................   1

          Statements of Operations January 31, 2000 and 1999............   2

          Statements of Cash Flows for January 31, 2000
            and 1999....................................................   3

          Notes to Financial Statements.................................   4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   5

Part II    Other Information

Item 1.   Legal Proceedings.............................................   8

Item 2.   Changes in Securities.........................................   8

Item 3.   Deleted.......................................................   8

Item 4.   Deleted.......................................................   8

Item 5.   Deleted.......................................................   8

Item 6.   Exhibits and Reports on Form 8-K..............................   8

Signature...............................................................   9

                         HOUSTON INTERWEB DESIGN, INC.

                                 BALANCE SHEET


                                                  January 31,         July 31,
                                                     2000               1999
                                                  (Unaudited)
                                                  -----------          -------

Assets
 Current Assets
  Cash                                                483               413,114
  Accounts Receivable                             742,263               382,426
  Other                                           (36,038)                  416

  Total Current Assets                            706,708               545,956

 Property and Equipment
  Office Equipment                                 27,704                 7,704
  Furniture and Fixtures                           42,872                42,872

 Less Accumulated Depreciation                    (12,320)               (4,657)
  Equipment & Fixtures                             58,256                45,919

 Intangible Assets(net of accum. Amortization)     12,279                     0

 Goodwill(net of accumulated amortization)        441,433               462,400

  Net Intangible Assets                           453,712               462,400

 Other Assets                                         110                   100

 Total Assets                                   1,218,786             1,054,375

Liabilities and Stockholders' Equity
 Current Liabilities
  Accounts Payable                                150,410               185,897
  Credit Cards                                      2,383                 2,153
  Other Current Liabilities                       141,758               253,500

 Total Current Liabilities                        294,551               441,550

 Long Term Liabilities                            273,000               273,000

 Total Liabilities                                567,550               714,550

Stockholders' Equity                            3,250,650             2,303,200

 Common Stock, no par value, 50,000,000 shares authorized, 17,921,300 and 17,389,800 shares issued and outstanding at January 31, 2000 and July 31, 1999 respectively.

 Subscription receivable                                0                (7,050)
 Retained Earnings                             (2,599,413)           (1,956,325)

 Total Stockholders' Equity                       651,237               339,825

 Total Liabilities and stockholders' equity     1,218,786             1,054,375

                         HOUSTON INTERWEB DESIGN, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 Six Months             Three Months
                                              Ended January 31,        Ended January 31,
                                            --------------------     ---------------------
                                               2000        1999        2000         1999
                                            ---------    --------    --------     --------
REVENUES

 Affiliates                                $  213,746    $ 41,486    $ 91,534     $ 32,406
 Nonaffiliates                                584,594     213,351     214,782       89,228

 TOTAL REVENUES                               798,340     254,837     306,316      121,634

EXPENSES
 Advertising                                   33,757      33,448      18,510       13,109
 Computer equipment                            31,459      21,399       2,166        1,011
 Consulting costs                             113,333           0      85,000            0
 Contract labor                                13,011      11,248       6,215        3,903
 Depreciation and amortization                 61,087           0      29,710            0
 General and administrative                    65,655      36,826      44,899       18,169
 Interest                                       2,709       3,855       1,538        2,155
 Internet Service                              70,655      19,883      27,240       10,796
 LEC fees                                      92,458           0      32,225            0
 Professional fees                            250,437      92,956      91,738       26,629
 Rent                                          68,145      37,449      40,678       25,608
 Repairs and maintenance                        3,267         803          90           81
 Salaries and benefits                        576,383     226,940     285,155      109,163
 Supplies                                      20,123      14,515      12,097        8,671
 Telephone                                     13,536       5,891       7,291        2,964
 Travel                                        25,413       8,725         691        2,819

 TOTAL EXPENSES                             1,441,428     513,938     685,243      225,078

NET LOSS                                     (643,088)   (259,101)   (378,928)    (103,443)

NET LOSS PER SHARE,
  BASIC                                        $(0.04)     $(0.02)     $(0.02)      $(0.01)
  DILUTED                                      $(0.03)     $(0.02)     $(0.02)      $(0.01)

AVERAGE SHARES OUTSTANDING,
 BASIC                                     17,921,300  16,281,633  17,921,300  161,281,633
 DILUTED                                   19,671,300  16,281,633  19,671,300  161,281,633

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                         HOUSTON INTERWEB DESIGN, INC.

                     STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        Six Months
                                                     Ended January 31,
                                                    -------------------
                                                      2000       1999
                                                    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                              $  (643,088)   $(259,101)

 Depreciation and Amortization                       61,087            0
 Gains on Sales
 Account Receivables                               (317,310)      64,441
 Other current Assets                              (255,582)      (1,943)
 Current Liabilities                               (147,000)      28,098

 Net Cash Flow Used in Operating Activities      (1,301,893)    (168,505)

CASH FLOWS FROM FINANCING ACTIVITIES
 Common Stock issued                                954,500      198,200
 Long-Term Financing                                      0        2,498

 Net Cash Provided by Financing Activities          954,500      200,698

CASH FLOWS FROM INVESTING ACTIVITIES
 Increases in Fixed Assets                          (64,736)      (8,063)

 Net Cash Used in investing activities              (64,736)      (8,063)

NET CHANGE IN CASH AND EQUIVALENTS                 (412,131)      24,130

CASH AND EQUIVALENTS, BEGINNING OF PERIOD           412,614       18,988

CASH AND EQUIVALENTS, END OF PERIOD                     483       43,118

                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000

                                    PART I



NOTE A - PRESENTATION

The balance sheet of the Company as of January 31, 2000, the related statements of operations and cash flows for the six months ended January 31, 2000 and 1999 and the three months ended January 31, 2000 and 1999 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended January 31, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Houston Interweb Design, Inc. 1999 Form 10-K.


NOTE B - NATURE OF OPERATIONS

Houston InterWeb Design, Inc. (the "Company") was incorporated in the State of Texas in August 1996. The Company is engaged in the design and creation of internet websites for customers. The Company uses internally developed technology for the creation of websites, which it licenses to customers. The company also develops and licenses software for various computers, networks and servers. The companys online efforts include SiteBlazer(TM) Internet products and services; e-commerce platforms, internet web portals and consulting services.


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

GENERAL

     The Company recognizes revenue as services are provided, in accordance with customer agreements. For the quarter ended January 31, 2000, approximately 38.5% of the Company's total revenues were derived from the customers AMP3.com, Inc.and Newcourt Financial. Royalty income from software licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount plus a stated percentage of the applicable licensee's sales. The Company uses the direct write-off method in accounting for bad debts, the results of which are not materially different from the allowance method.

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

Results of Operations

     Results of operations for the period six months ended January 31, 1999 compared with the results of operations for six months ended January 31, 2000, and for the three months ended January 31, 1999 compared with the three months ended January 31, 2000.

     Revenues increased from $254,837 for the six months ended January 31, 1999 to $798,340 for six months ended January 31, 2000. The increase of $543,503 or 213% was primarily due to growth in web site development, and software license agreement revenues. Revenues increased from $121,634 for the three months ended January 31, 1999, to $306,316 for the three months ended January 31, 2000. The increased amount of $184,682 was due to growth in web site development and software license agreement revenues from AMP3.Com and PGI International.

     Consulting costs increased from $0 for the period six months ended January 31, 1999 to $113,333 for the six months ended January 31, 2000. The increase of $113,333 was due to increases in strategic consulting services and public relations services. Consulting fees increased from $0 for the three months ended January 31, 1999, to $85,000 for the three months ended January 31, 2000. The increase of $85,000 was due to an increases in strategic consulting and public relations services.

     Professional fees increased from $92,956 for the period six months ended January 31, 1999 to $250,437 for the six months ended January 31, 2000. The increase of $157,481 or 169% was due to legal and professional fees associated with the Company's SEC filing activity, numerous trademark intellectual property filings and an outsourced programming project. Professional fees increased from $26,629 for the three months ended January 31, 1999, to $91,738 for the three months ended January 31, 2000. The increase of $65,109 or 244% was due to an increase in legal fees.

     Rent expense increased from $37,449 for the six months ended January 31, 1999, to $68,145 for the six months ended January 31, 2000. The increase of $30,696 or 82% was due to additional office space. Rent expense increased from $25,608 for the three months ended January 31, 1999 to $40,678 for the three months ended January 31, 2000. The increase of $15,070 or 59% was due to leasing additional office space for expansion of the Company.

     General and administrative expenses increased from $36,826 for the period six months ended January 31, 1999 to $65,655 for the six months ended January 31, 2000. The increase in general and administrative expenses of $28,829 or 78% was due to the growth of the Company. General and administrative expenses increased from $18,169 for the three months ended January 31, 1999 to $44,899 for the three months ended January 31, 2000. The increase in general and administrative expenses of $26,730 or 147% primarily reflects the growth of the Company.

     Salaries and benefit expenses increased from $226,940 for the period six months ended January 31, 1999 to $576,383 for the six months ended Janaury 31, 2000. The increase of $349,443 or 154% was due to the Company hiring additional programmers, graphic designers and management staff to handle the increase of new business. The Company hired eleven new employees during the six months ended January 31, 2000. The increase of salary and benefit expenses from $109,163 for the three months ended January 31, 1999 to $285,155 for the three months ended January 31, 2000 or $175,992 (161%) was due to hiring of 4 new employees. The company employed 34 full time employees on January 31, 2000.

     The Company had a net loss of $259,101 for the period six months ended January 31, 1999 compared with a net loss of $643,088 for the six months ended January 31, 2000. The increased net loss of $383,987 or 148% was due to increases in salaries, professional fees associated with SEC filings and, general and administrative expense. The Company had a $103,443 net loss for the three month period ended January 31, 1999 compared with a net loss of $378,928 for the three months ended January 31, 2000. The increased loss of $275,485 or 266% was due primarily to increases in salaries, professional fees associated with the Company's SEC filings and general and administrative expense.

     Net loss per share of common stock increased to $(.04) for six month period ending January 31, 2000, compared to $(.02) for the six months ended January 31, 1999.

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

     The Company had a working capital surplus of $412,157 and stockholders' equity of $651,237 at January 31, 2000, yet experienced significant losses in six months ended January 31, 2000 which raise doubts about the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.


LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2000, the Company's primary source of liquidity was $742,263 of accounts receivable. The Company's working capital surplus and shareholders' equity was $104,406 and $339,825 at July 31, 1999, as compared to a working capital surplus of $412,157 and a shareholders' equity of $651,237 at January 31, 2000.

     Net cash used in operating activities for six months ended January 31, 1999 was $168,505 as compared to net cash used in operating activities of $1,301,893 for the six months ended January 31, 2000. The increase in net cash used was primarily attributed to operating losses associated with start-ups, increases in accounts receivable, and accrued salaries of management.

     Net cash provided by financing activities was $200,698 and $954,500 for the six months ended January 31, 1999 and the six months ended January 31, 2000, respectively. The increase in the net cash provided by financing activities was due to proceeds from the issuance of common stock of $954,500.

     Net cash used in investing activities increased from $8,063 to $64,736 primarily due to increases in fixed assets.

     The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of January 31, 2000, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. Until the Company can obtain monthly sales levels of approximately $120,000 which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. Management believes that the Company will be able to satisfy its cash requirements for the next 12 months. Historically, revenues have covered costs. Management believes that projected revenues from licensees will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.


                                    PART II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 3-5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

The Company filed suit on November 23, 1999 against AMP3.com, L.L.C. Cause No. 1999-58234; Houston Interweb Design, Inc. v. AMP3.com, L.L.C.; 190th Judicial District Court of Harris County, Texas. The cause of action is for breach of contract and requests payment for services and hosting plus interest and costs. Defendants have answered and a docket control order has been entered. The Company has attempted to settle this and other existing legal matters with Defendants and absent any settlement will vigorously pursue its claims against Defendants.

The Company filed suit on November 23, 1999 against AMP3.com, L.L.C. and its officers/directors; Cause No. 1999-58235; Houston Interweb Design, Inc. v. AMP3.com, L.L.C. Nigel Brassington and Michael Sharp; 295th Judicial District Court of Harris County, Texas. The causes of action are for breach of fiduciary duty, negligence, gross negligence, constructive fraud, fraud in a stock transaction, an accounting, and minority shareholder oppression. In addition to damages the suit also requests an injunction prohibiting Defendants from issuing or selling additional shares, selling, pledging or transferring shares of stock and selling or transferring assets. Defendants have answered and a docket control order has been entered. The Company has attempted to settle this and other existing legal matters with Defendants and absent any settlement will vigorously pursue its claims against Defendants.

The Company filed suit in December, 1999 against AMP3.com, L.L.C.; Cause No. 1999-60298; Houston Interweb Design, Inc. v. AMP3.com, L.L.C.; 234th Judicial District Court of Harris County, Texas. The causes of action include: trade secret misappropriation, breach of fiduciary duty, violation of various intellectual property rights, violations under the Texas Theft Liability Act and unfair competition. In addition to various damages, the suit requests a temporary restraining order, temporary injunction and permanent injunction prohibiting Defendants from misappropriating Plaintiff's "Jingle Banner(TM)" technology and using its SiteBlazer(TM) software. Defendants have answered this suit and are actively pursuing a mutually beneficial resolution to this suit. The Company has attempted to settle this and other existing legal matters with Defendants and absent any settlement will vigorously pursue its claims against Defendants.

The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.


ITEM 2.  CHANGES IN SECURITIES

     The following information sets forth certain information, as of January 31, 2000, for all securities the Company issued since February 1, 1999, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions.

     In January 2000, the Company issued 128,000 shares of company common stock to six accredited individuals from $350,000. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. As accredited investors these individuals were able to fend for themselves due to their exceptional business experience.


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


                                         Houston Interweb Design, Inc.



Date:  March 15, 2000                    /s/  Harry L. White
                                         -----------------------------
                                         Harry L. White
                                         President and Chief