Form 10QSB
period 2000-04-30
HOUSTON INTERWEB DESIGN INC
filed 2000-06-16
CIK 1072909

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                             ____________________



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended April 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number: 000-67871


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


  As of April 30, 2000 registrant had 18,050,050 shares of Common Stock outstanding.

  Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         HOUSTON INTERWEB DESIGN, INC.

                           FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)

      Balance Sheet as of April 30, 2000................................   1

      Statements of Operations April 30, 2000 and 1999..................   2

      Statements of Cash Flows for April 30, 2000
        and 1999........................................................   3

      Notes to Financial Statements.....................................   4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................   4

Part II    Other Information

Item 1.  Legal Proceedings..............................................   6

Item 2.  Changes in Securities..........................................   7

Item 6.  Exhibits and Reports on Form 8-K...............................   7

Signature...............................................................   7

                         Houston Interweb Design, Inc
                              Balance Sheet as of
                                                                 April 30, 2000     July 31, 1999
Assets
Current Assets
Cash                                                                      4,442           412,615
Accounts Receivable (Net of Allowance for Bad Debt of
$651,887 and $304,519 for April 30, 2000 and
July 31, 1999, respectively)                                            361,945           129,815
Other Current Assets                                                    146,683             3,518

Total Current Assets                                                    513,070           545,948

Property and Equipment
Office Equipment                                                         27,704             7,704
Furniture and Fixtures                                                   42,872            42,872

Less Accumulated Depreciation                                           (17,797)           (4,657)
Net Equipment & Fixtures                                                 52,779            45,919

Investments in Affiliates                                             1,210,310               110

Intangible Assets
Software                                                                 14,736                 0
Software Amortization                                                    (3,290)                0

Goodwill                                                                500,200           470,200
Goodwill Amortization                                                   (84,667)           (7,800)

Net Intangible Assets                                                   426,979           462,400

Total Assets                                                          2,203,138         1,054,377

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable                                                        184,862           126,461
Short-term Debt                                                          95,706           262,049
Current Tax and Benefits Payable                                        164,763            50,887
Unearned revenue                                                         27,976             2,154
Total Current Liabilities                                               473,307           441,551

Long Term Liabilities                                                   273,000           273,000

Total Liabilities                                                       746,307           714,551

Stockholders' Equity

Common Stock, no par value, 50,000,000 shares                         4,667,275         2,296,150
18,050,050 and 17,389,800 shares issued and outstanding at
April 30, 2000 and July 31, 1999 respectively.

Retained Earnings                                                    (3,210,443)       (1,956,325)

Total Stockholders' Equity                                            1,456,832           339,825

Total Liabilities and stockholders' equity                            2,203,139         1,054,376

                         Houston Interweb Design, Inc.
                      Income Statement for the period of

                                                             9 Months                           3 Months
                                                          Ended April 30,                     Ended April 30,
                                                  2000                1999                  2000           1999
REVENUES

Affiliates                                        467,479             70,084               269,972        28,598
COGS                                              (45,908)                 0               (13,916)            0
Gross Affiliate Revenue                           421,571             70,084               256,056        28,598

Non-affiliates                                    750,238            456,616               149,406       239,355

    TOTAL REVENUES                              1,171,809            526,700               405,462       267,953

EXPENSES
Advertising                                        51,872             41,691                23,712         8,518
Bad Debt Expense                                  374,857                  0               377,763             0
Computer Equipment and Software Expense            42,640             41,905                10,440        20,377
Contract labor                                     30,906             16,725                17,895         5,478
Depreciation and amortization                      93,297              1,905                32,210           635
General and administrative                         69,734            107,257                19,702        51,453
Financial charges and Interest                      4,520              3,951                 1,811           869
Internet Service                                   55,972             28,255                17,308        10,323
LEC fees                                           95,074                  0                 2,617             0
Professional fees                                 511,343            330,276               147,573       128,570
Rent                                              103,814             55,007                35,668        17,558
Salaries and benefits                             886,596            602,844               290,414       230,622
Telephone                                          21,030              9,913                 7,495         4,022
Travel                                             84,272             13,858                58,858         5,133
    TOTAL EXPENSES                              2,425,927          1,253,587             1,043,466       483,558

INCOME (LOSS) BEFORE FEDERAL INCOME TAX        (1,254,118)          (726,887)             (638,004)     (215,605)

FEDERAL TAX EXPENSE (BENEFIT)                           0            (80,998)                    0       (78,500)

NET INCOME (LOSS)                              (1,254,118)          (645,889)             (638,004)     (137,105)

NET LOSS PER SHARE,BASIC                             (.07)              (.04)                 (.04)         (.01)
NET LOSS PER SHARE,DILUTED                           (.07)              (.04)                 (.04)         (.01)

AVERAGE SHARES OUTSTANDING:
BASIC                                          17,719,925         16,149,615            17,915,425    16,149,615
DILUTED                                        18,507,425         16,149,615            17,915,425    16,149,615

                         Houston Interweb Design, Inc
                     Statements of Cash Flows (Unaudited)

                                                                                       Nine Month
                                                                                     Ended April 30,
                                                                                  2000                    1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                             (1,254,118)               (645,889)

Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization                                                     93,297                   1,905
Allowance for bad debt                                                           347,368                       0
Deferred income tax expense (benefit)                                                  0                 (80,998)
Common stock issued as compensation                                              380,500                 138,750
Changes in assets and liabilities:
Accounts receivable                                                             (579,498)                (25,707)
Other current assets                                                            (143,165)                   (181)
Accounts payable and accrued expenses                                             31,754                 203,568

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                          (1,123,862)               (408,552)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                (4,736)                 (5,954)
Investment in affiliate                                                          (10,200)
CASH USED BY INVESTMENT ACTIVITIES                                               (14,936)                 (5,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in line of credit                                                           0                 (29,218)
Proceeds from issuance of common stock                                           730,625                 448,200

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                                             730,625                 418,982

NET INCREASE IN CASH                                                            (408,173)                  4,476

CASH AT BEGINNING OF PERIOD                                                      412,615                  18,988

CASH AT END OF YEAR                                                                4,442                  23,464

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                      4,520                   3,951

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES
Issuance of 92,500 shares of common stock as
compensation for services in 1999,                                               380,500                 138,750
Investments                                                                    1,260,000                       0

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2000

    PART I


    NOTE A - PRESENTATION

    The balance sheet of the Company as of April 30, 2000, the related statements of operations and cash flows for the nine months ended April 30, 2000 and 1999and the three months ended April 30, 2000 and 1999 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended April 30, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Houston Interweb Design, Inc. 1999 Form 10-K.


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

    Warrants: During the nine months period the company issued 1,575,000 warrants for consulting services: 25,000 warrants at $1.5 per share purchase price, 800,000 warrants at $2.00 per share purchase price, 750,000 warrants at $2.50 per share purchase price.

   NOTE D

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,254,118 for the nine months ended April 30, 2000, and has incurred substantial net losses since inception. These factors, and the others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


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

    GENERAL

    The Company recognizes revenue as services are provided, in accordance with customer agreements. For the quarter ended April 30, 2000, approximately 49% of the Company's total revenues were derived from the customers CyberPitch.com and OTCNN.com. Royalty income from software licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount plus a stated percentage of the applicable licensee's sales. The Company uses the direct write-off method in accounting for bad debts, the results of which are not materially different from the allowance method.

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


    Results of Operations

    Results of operations for the period nine months ended April 30, 1999 compared with the results of operations for nine months ended April 30, 2000, and for the three months ended April 30, 1999 compared with the three months ended April 30, 2000.

    Revenues increased from $526,700 for the nine months ended April 30, 1999 to $1,117,809 for nine months ended April 30, 2000. The increase of $645,109 or 122% was primarily due to growth in web site development revenues. Revenues increased from $267,953 for the three months ended April 30,

1999, to $405,462 for the three months ended April 30, 2000. The increased amount of $137,509 or 51% was due to growth in web site development revenues from CyberPitch.com and OTCNN.com.

    Bad Debt Expense increased from $0 for the nine months ended April 30, 1999 to $374,857 for the nine months ended April 30, 2000. Bad Debt Expense increased from $0 for the three month period ended April 30, 1999 to $377,763 for the three month period ended April 30, 2000. The increase of $347,368 for these periods was due to realization of loss of revenues from Amp3.com and Source Point Capital.

    Contract labor costs increased from $16,725 for the period nine months ended April 30, 1999 to $30,906 for the nine months ended April 30, 2000. The increase of $14,181 or 85% was due to increases in use of outsourced programming contractors. Contract labor costs increased from $5,478 for the three months ended April 30, 1999, to $17,895 for the three months ended April 30, 2000. The increase of $12,417 or 227% was due to an increases in use of outsourced programming contractors.

    Depreciation & amortization expense increased from $1,905 for the period nine months ended April 30, 1999 to $93,297 for the nine months ended April 30, 2000. The increase of $91,392 or 4,797% was due mainly to amortization of goodwill recognized from Axis Technologies, Inc. and Team Productions, Inc. during the period. Depreciation and amortization expense increased from $635 for the three months ended April 30, 1999, to $32,210 for the three months ended April 30, 2000. The increase of $31,575 or 4,972% was due mainly to amortization of goodwill recognized from Axis Technologies, Inc. and Team Productions, Inc.

    Internet Service expense increased from $28,255 for the period nine months ended April 30, 1999 to $55,972 for the nine months ended April 30, 2000. The increase of $27,717 or 98% was due to a needed increase in internet bandwidth connectivity used to serve the mp3 files of Amp3.com. Internet Service expense increased from $10,323 for the three months ended April 30, 1999, to $17,308 for the three months ended April 30, 2000. The increase of $6,985 or 68% was due to a needed increase in internet bandwidth connectivity to serve mp3 files of Amp3.com. This bandwidth was scaled back as of April 1, 2000.

    LEC fees increased from $0 for the period nine months ended April 30, 1999 to $95,074 for the nine months ended April 30, 2000. The increase of $95,074 was due to costs associated with billing for website hosting through Local Exchange Carrier telephone companies. LEC fees increased from $0 for the three months ended April 30, 1999, to $2,617 for the three months ended April 30, 2000. The increase of $2,617 was due to.costs associated with billing for website hosting through Local Exchange Carrier telephone companies.

    Professional fees increased from $330,276 for the period nine months ended April 30, 1999 to $511,343 for the nine months ended April 30, 2000. The increase of $181,067 or 55% was due to legal and professional fees associated with the Company's SEC filing activity, numerous trademark intellectual property filings, realization of partially prepaid legal expenses and an outsourced programming project. Professional fees increased from $128,570 for the three months ended April 30, 1999, to $147,573 for the three months ended April 30, 2000. The increase of $19,003 or 15% was due to a realization of partially prepaid legal fees.

    Rent expense increased from $55,007 for the nine months ended April 30, 1999, to $103,814 for the nine months ended April 30, 2000. The increase of $48,807 or 89% was due to additional office space. Rent expense increased from $17,558 for the three months ended April 30, 1999 to $35,668 for the three months ended April 30, 2000. The increase of $18,110 or 103% was due to leasing additional office space for expansion of the Company.

    General and administrative expenses decreased from $107,257 for the period nine months ended April 30, 1999 to $69,734 for the nine months ended April 30, 2000. The decrease in general and administrative expenses of $37,523 or 35% was due to reclassification of expenses. General and administrative expenses decreased from $51,453 for the three months ended April 30, 1999 to $19,702 for the three months ended April 30, 2000. The decrease in general and administrative expenses of $31,576 or 62% primarily reflects the reclassification of expenses.

    Salaries and benefits expenses increased from $602,844 for the period nine months ended April 30, 1999 to $886,596 for the nine months ended April 30, 2000. The increase of $283,752 or 47% was due to the Company hiring additional programmers, graphic designers and management staff to handle the increase of new business. The Company hired eleven new employees during the nine months ended April 30, 2000. Salaries and benefits expenses increased from $230,622 for the three months ended April 30, 1999 to $290,414 for the three months ended April 30, 2000. The increase in Salaries and benefits expense of $59,792 or 26% was due to hiring of 5 new employees. The company employed 32 full time employees on April 30, 2000.

    Telephone expense increased from $9,913 for the period nine months ended April 30, 1999 to $21,030 for the nine months ended April 30, 2000. The increase of $11,117 or 112% was due to an increase in telephone usage for sales and customer service activity. Telephone expense increased from $4,022 for the three months ended April 30, 1999, to $7,495 for the three months ended April 30, 2000. The increase of $3,473 or 86% was due to an increase in telephone activity for sales and customer service

    Travel expense increased from $13,858 for the period nine months ended April 30, 1999 to $84,272 for the nine months ended April 30, 2000. The increase of $70,414 or 508% was due to an increase in travel by management for business development, primarily to China. Travel expenses increased from $5,133 for the three months ended April 30, 1999, to $58,858 for the three months ended April 30, 2000. The increase of $53,725 or 1,047% was due to management travel to China for business development with the Chinese government.

    The Company had a net loss before federal income tax of $726,887 for the period nine months ended April 30, 1999 compared with a net loss before federal income tax of $1,254,118 for the nine months ended April 30, 2000. The increased net loss before federal income tax of $527,231 or 73% was due to increases in salaries, professional fees associated with SEC filings and, general operating expenses. The Company had a $215,605 net loss for the three month period ended April 30, 1999 compared with a net loss before federal income tax of $610,515 for the three months ended April 30, 2000. The increased loss before federal income tax of $394,910 or 183% was due primarily to increases in bad debt expense associated with AMP3.com.

    Net loss per share of common stock increased to $(.07) for nine month period ending April 30, 2000, compared to $(.04) for the nine months ended April 30, 1999.

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

    The Company had a working capital surplus of $39,763 and stockholders' equity of $1,456,832 at April 30, 2000, yet experienced significant losses in nine months ended April 30, 2000 which raise doubts about the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

    LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities for nine months ended April 30, 1999 was $408,552 as compared to net cash used in operating activities of $1,124,062 for the nine months ended April 30, 2000. The increase in net cash used of $715,310 or 175% was primarily attributed to operating losses associated with start-ups and increases in current assets.

    Net cash provided by financing activities was $418,982 and $730,625 for the nine months ended April 30, 1999 and the nine months ended April 30, 2000, respectively. The increase in the net cash provided by financing activities was due to proceeds from the issuance of common stock of $730,625.

    Net cash used in investing activities increased from $5,594 to $14,736 primarily due to increases in investments in affiliates.

    The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of April 30, 2000, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. Until the Company can obtain monthly sales levels of approximately $150,000 which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. Management believes that the Company will be able to satisfy its cash requirements for the next 12 months. Historically, revenues have covered costs. Management believes that projected revenues from licensees will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

    MATERIAL EVENTS

    During third quarter, the Company made initial investments for 50% ownership in Cyber-Pitch.com and 20% ownership for OTCNN.com.

    These ventures are start-up operations and did not have any operating activities for the period.


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

    During the third quarter, the company issued 200,000 shares of common stock in exchange for 33 % ownership in Beijing Artists Online L.L.C.

For the period of nine months, 3,750 warrants have been exercised at $1.50 per share purchase price as a part of employee stock option plan.

On April 17, 2000 the Company settled potential claims with PinkMonkey.com Inc. Under the settlement, 150,000 shares are returned to the company: 75,000 were cancelled immediately, and the remainder was placed in an escrow account to be cancelled in 90 days.


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

    /2/ Filed herewith

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