Form 10KSB
period 2000-07-31
HOUSTON INTERWEB DESIGN INC
filed 2000-11-22
CIK 1072909

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD

                        COMMISSION FILE NUMBER 000-67871

                          HOUSTON INTERWEB DESIGN,INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    TEXAS                                76-0532709
       (State or other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)               Identification No.)

  1770 ST. JAMES PLACE, SUITE 420, HOUSTON,                 77056
                    TEXAS                                (Zip Code)
   (Address of Principal Executive Offices)

                                 (713) 627-9494
               Registrant's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [_]

    Issuer had revenues of $1,077,236 for the 12 months ended July 31, 2000.

   As of July 31, 2000 registrant had 18,265,050 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          HOUSTON INTERWEB DESIGN,INC.

                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED JULY 31, 2000

PART I.....................................................................   3
  ITEM 1. BUSINESS.........................................................   3
  ITEM 2. PROPERTIES.......................................................  22
  ITEM 3. LEGAL PROCEEDINGS................................................  22
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  23

PART II....................................................................  23
  ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS..........................................................  23
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS............................................  24
  ITEM 7. FINANCIAL STATEMENTS.............................................  26
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.............................................  26

PART III...................................................................  26
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....  26
  ITEM 10. EXECUTIVE COMPENSATION..........................................  27
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  28
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  28
  ITEM 13. EXHIBITS AND REPORT ON FORM 8-K.................................  29

SIGNATURES.................................................................  30

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical facts included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I "Business--Risk Factors", in Part II "Management's Discussion and Analysis" and elsewhere in this Annual Report. We do not assume any obligation to update any of the forward-looking statements we make.

                                     PART I

ITEM 1. Business

RECENT DEVELOPMENTS

   In August 2000, Interweb launched tonicandteas.com the first phase of a co-operation agreement with the State Administration of Health and Traditional Chinese Medicine (TCM) an Agency of the PRC. The company plans on completing phases 2 and 3 during the upcoming year.

   In August 2000, Interweb launched listentochina.com an English version of the PRC government approved MP3 site, Beijing Artists On Line, for the promotion and distribution of Chinese music worldwide.

   In October 2000, Interweb settled two of its three lawsuits filed against AMP3.com, LLC an interactive music Internet company. See ITEM 3 for more explanation.

   In October 2000, Interweb purchased the remaining 50% of its Affiliate company Cyber-pitch.com, Inc. for stock and royalties.

GENERAL

   Houston Interweb Design, Inc. ("Interweb") is a software developer and e-services consultancy providing Internet strategy consulting and sophisticated Internet-based solutions to International companies and startup businesses. We help our clients define Internet strategies to improve their competitive position and we design, architect, develop and implement solutions to execute those strategies. These solutions focus on large-scale and complex business-to-consumer and business-to-business electronic commerce, digital customer relationship management, supply chain optimization, electronic markets and Internet portals.

   We believe that our main strength is our ability to leverage pre-existing technology to deliver high quality solutions, primarily on a fixed-price, fixed-time frame basis, through a rapid, effective and integrated process. Our services include digital business strategy development; experience modeling; creative design and technology development and systems integration.

   We provide end-to-end solutions to our clients using multidisciplinary teams composed of business/legal strategists, creative specialists (graphic designers and hardcode programmers), technology professionals and program managers. We deliver our solutions primarily through five industry business units:

legal/medical/financial services; media, entertainment and travel; manufacturing, retail and distribution; political and government; and international services. Using this industry alignment helps us accurately define and deliver tailored solutions that effectively address the market dynamics and business opportunities that our clients face. We have been providing Internet solutions for over four years and have our main office in Houston, Texas and licensee/joint ventures in Mexico, China, Brazil, Panama, Colombia and Belgium/EU.

   Our executive offices are located at 1770 St. James Place, Suite 420, Houston, Texas, 77056 and our telephone number is (713) 627-9494. Our stock is traded on the OTC Bulletin Board under the symbol "HITD". Our Internet address is http://www.houston-interweb.com. Unless the context otherwise requires, references in this Annual Report on Form 10-KSB to "Interweb", "we", "us" or "our" refer to Houston Interweb Design, Inc. and its subsidiaries.

INTERWEB'S SOLUTION

   Our experience in managing start-up initiatives, our multidisciplinary approach to delivering solutions and our in-depth industry knowledge and partnership approach with clients enable us to rapidly deliver Internet strategies and solutions that help our clients transform or launch their businesses cost efficiently in a very short time period.

   Large-Scale Program Management. Our methodology and program management approach builds upon over four years of experience implementing Internet solutions. During this time, the size and complexity of our Internet solutions have increased and we expect this trend to continue. During 2000, several of our Internet projects involved 8 or more team members. In addition, we often manage the entire client initiative, which requires the coordination of numerous third parties such as content providers, technology vendors, infrastructure experts and telecommunications firms. We believe our significant experience in managing large-scale, complex initiatives is essential to achieving high levels of client satisfaction and repeat business.

   Multidisciplinary Approach. We deliver end-to-end Internet solutions by combining our four core services: digital business/legal strategy; creative design; technology development and systems integration. Multidisciplinary teams are able to quickly communicate new information, identify potential issues and implement solutions. Our integrated approach enables our clients to utilize a single Internet professional services firm to manage the delivery of an end-to-end solution.

   In-Depth Industry Knowledge. We have extensive knowledge and experience in five industry sectors: legal/medical/financial services; media, entertainment and travel; manufacturing, retail and distribution; political and government; and international services. We believe this focus helps us accurately define and deliver tailored solutions that effectively address the market dynamics and business opportunities that our clients face. As the market for Internet professional services becomes more sophisticated, we believe that clients will increasingly demand in-depth industry expertise.

   Partnering with Clients. Our culture and approach has always been based on working with our clients to understand and achieve their business objectives. Client representatives play an active and important role throughout the engagement and are integrated into our project teams. This client involvement helps ensure that the solutions accurately reflect our clients' objectives and have the support of critical client constituencies. In most cases, we further align our interests with our clients' interests by entering into fixed-price, fixed-time frame contracts. Occasionally we enter into bonus arrangements with our clients. These types of contracts and arrangements create incentives for us to complete the project within budgeted timeframes and in a cost-effective manner.

   Rapid Delivery of Relevant Solutions. Rapid time-to-market is crucial to the effectiveness of an Internet solution. Each element of our solution helps reduce the time required to complete our client engagements and ensures the creation and delivery of strategies and solutions that are responsive to our clients' needs. Our four years of software development have created a large group of tools and subprograms proprietary to the company that allow us to specifically tailor larger Internet solutions to each individual client. By delivering our services in an integrated fashion, we reduce time-consuming and costly handoffs of project tasks. Our experience in delivering large-scale projects gives us the program management expertise to quickly coordinate numerous aspects of complex engagements. Our industry knowledge reduces our learning curve on new engagements, helps us to develop industry best practices and allows us to implement solutions more efficiently. Substantial client involvement reduces delays caused by difficulties in obtaining critical information and resources from our client and helps ensure that the solution addresses our client's needs.

SERVICES

   We provide the wide range of services required to identify, design, develop and deploy Internet strategies and solutions for International companies and startup businesses. Our services enable rapid delivery of complex solutions for business-to-consumer and business-to-business electronic commerce, digital customer relationship databases, supply chain optimization, electronic markets and Internet portals. The following descriptions highlight our core services.

  . Digital Business/Legal Strategy. Our digital business/legal strategy development services enable our clients to launch, or transform their existing business into, Internet-based businesses. We help our clients define their Internet strategy, including immediate and long-term objectives for their customers, brands, business models and organizations. We also work with clients to develop or change management practices that help align their organizational structure and processes with their Internet strategies.

  . Creative Design. We have extensive experience in developing visual and interactive content and creating electronic multimedia experiences that enhance and extend our clients' relationships with their customers. Our creative design services assess and analyze our clients' existing brands, identify opportunities and provide user-focused solutions that are appropriate and relevant to the customer-controlled Internet environment. We believe that this helps our clients build sustainable, long-term relationships with their customers.

  . Technology Development and Systems Integration. Using our extensive in-depth knowledge of the Internet and emerging technologies, we translate strategic, creative and business requirements into sophisticated and functional technology platforms in short timeframes. Recognizing that technical infrastructure is the foundation for clients' Internet solutions, we develop infrastructures that are reliable, robust, secure and scalable. Our core technology services include the design, architecture and development of electronic commerce web sites, digital customer relations databases, supply chain inter-relational systems, electronic markets, auctions and exchanges and Internet portals.

  . Integrated Engagement Leadership. The execution of large-scale, multidisciplinary Internet solutions in a fixed timeframe requires significant expertise in project and program management. Our integrated engagement leadership approach enables us to effectively manage the relationships, complexities and risks associated with large-scale, multidisciplinary engagements. This allows us to plan, scope, manage and deliver projects in a coordinated manner. We believe that our integrated engagement leadership results in more successful engagements and enhances client satisfaction with the entire process.

   Our proprietary software provides a framework of functions, tools and multimedia products that we use to deliver our services. We believe that our proprietary code benefits our clients by providing an ability for us and our clients to work together efficiently and expeditiously as a team to understand and anticipate specific client needs; work effectively in short timeframes to meet deadlines; set clearly-defined prices for each phase of a project; and successfully manage the project and flow of information through each phase of the project.

DIVISIONS

Custom Web Site Development

   The company develops high-end custom web sites, encompassing original graphics and innovative layouts. The company's business strategy is to develop and design web sites that achieve growth and organizational optimization for the company's customers by creating more efficient navigation, utilizing interactive databases, and by using proprietary technology to increase the likelihood of being found at or near the top of search engines. Management believes that its web site pricing is very competitive. The interactive databases enable customers to self-manage their web sites internally. Many of the company's proprietary scripting programs are adapted and included in individual web sites, allowing customers to manage, modify, and maintain their web sites with little or no programming knowledge. The company currently hosts over two hundred and fifty custom web sites which it has developed.

Siteblazer.com

   The focus of SiteBlazer.com is to allow companies to build customized, updateable web sites, within minutes, at a reduced cost. SiteBlazer(TM) web sites are built with proprietary codes and automatically submitted to major search engines which allows the sites to be found near the top of major search engines under relevant keywords.

   Currently the company hosts over 40,000 sites built utilizing SITEBLAZER(TM) technology. In addition to marketing web site services to individual companies, the company focuses on targeting affinity groups and offers an affinity group an efficient and cost effective means of representing its members on the Internet.

Siteblazer Network--Siteblazer.net

   The SITEBLAZER(TM) network is a business-to-business and business-to-consumer web guide/search engine designed to increase sales for its customers. The SiteBlazer.com program allows a business to have a stand-alone customized web site and still be part of the SITEBLAZER(TM) network. The company believes that the SITEBLAZER(TM) network contains up-to-date information, as each web site must pay a monthly hosting fee in order to continue to be on the SITEBLAZER(TM) network. The company is populating the SITEBLAZER(TM) network with SiteBlazer.com web sites and expects to launch the SITEBLAZER(TM) network as a search engine. At the time of launch, the SITEBLAZER(TM) network will allow non-SiteBlazer.com web sites to be included in the SITEBLAZER(TM) network search engine for a nominal fee. Multiple SiteBlazer(TM) sites can be developed and submitted to search engines under different keywords to drive traffic to a company's main site. Several of our customers have multiple SiteBlazer(TM) sites.

Interactive Databases

   The company has developed proprietary technology involving interactive databases. The interactive databases enable customers to self-manage their web sites internally. Many of the company's proprietary scripting programs are adapted and included in individual web sites, allowing customers to manage and modify their web sites. The company's interactive databases offer a cost-effective alternative to products and services offered by its competitors, and have been successfully implemented in a wide range of applications and by Fortune 500 companies, like Union Carbide and CSX. In many cases our customized interactive databases are less expensive, more user-friendly and easier to alter than off the shelf products.

PoliticalNet.Com and PoliticalTeam.com

   PoliticalNet.Com and PoliticalTeam.com (Targeted Effective Advertising Medium) are one-stop political campaign sites that provide politicians, organizations and political groups a full range of Internet as well as brick and mortar products. Some products sold include automated dialers, automated phone calls, Cyber-Pitch(TM) cards, print graphic design, web site design, fax blasting and voter data. Currently the company hosts over 236 web sites for candidates and organizations. PoliticalNet.com utilizes SiteBlazer(TM) technology to deliver mass produced cost effective web sites. PoliticalNet recently licensed its site building tool to Politics On-line, and a Spanish version with specialized templates has been licensed to Electorales.com. The company is currently developing versions for the EU.

TonicsandTeas.com

   In August 2000, the company launched phase one of its traditional Chinese Medicine Portal www.TonicsandTeas.com. The site contains herbal remedies prescribed for over 5000 years in China for the 40 most common ailments. Interweb has outsourced all fulfillment and billing through a strategic partnership. Phase two of the portal will include launching a large searchable database of information on Traditional Chinese Medicine (TCM) and an area for experts to exchange research and findings. Phase three will incorporate the production, manufacture and distribution of large quantities of herbs, remedies and natural pharmaceuticals in conjunction with Chinese companies and the PRC Agency TCM.

   The government of China agreed to co-operate with the company on promoting its TCM industry. The PRC government will provide access to its vast databases of information, existing relationships with manufacturers as well as thousands of years old know-how in applying these remedies to every day medical conditions. China has over 2,600 TCM hospitals, with over 1,000 of those focusing on TCM-related research. There are also 28 TCM medical unions and over 2,000 factories producing TCM pharmaceuticals--many of which have recently been introduced in the West as herbal formulas and remedies, but used in China for treating various ailments over 5,000 years.

ListenToChina.com

   Using its proprietary technology, the company launched ListenToChina.com in August 2000. ListenToChina.com is the first MP3 music site approved by the Chinese government to promote its thousands of artists worldwide. As a part of the cooperation agreement of Beijing Artists Online Co. Ltd., ListenToChina.com is the first phase of the project. This site is owned and operated solely by Interweb.

   The joint venture, Beijing Artists Online Co. Ltd., is designed to provide Chinese artists with self-designed and updateable web pages that promote Chinese music, and allow listeners to download music of independent and professional Chinese artists. After the successful launch of www.ListenToChina.com, the joint venture will design a sister site in Chinese hosted in Beijing. Once the web presence in English and Chinese Languages is established, the joint venture will engage in the web site related music production, distribution, sales and advertising.

Cyber-Pitch.com(TM)

   In October 2000 the company acquired 100 percent of Cyber-Pitch.com(TM). Cyber-Pitch.com focuses on design, marketing and production of interactive CD-ROM and writeable CD cards that when combined with InterWeb's pending business process technology takes marketing and advertising of products to a new level. Currently the company has built the prototype to be used by sports organizations. Cyber-Pitch.com(TM) is currently negotiating with several sports organizations to obtain access to sporting events and to use sports organizations' trademarks and logos on the CD cards. The CD cards are business card size and come in a variety of shapes (baseball, basketball, football, soccer, hockey etc.). Each card is a collectible item highlighting the accomplishments of a specific player. These cards are distributed for free at stadiums and other events and provide advertisers with perpetual advertising. The cards also allow holders to join a player specific or team specific fan club by signing up. These cards, in conjunction with the "e-fan" club membership, allow owners of sports teams to fill stadiums and increase concession sales with special offers. Fans also obtain access to special events and receive special discounts on future events and memoribilia.

Online Auction System

   The company has developed an online auction system, which allows traditional sealed bids or bids that can be viewed online. The online auction system allows dealers to view and bid on items online with products being sold to the highest bidder. The system is available for immediate delivery upon customer's requests.

   The company has developed the following applications: Online Accounting Financial Package, Campus Network, Hunting and Fishing.Com and Legal Net. During the 1999 fiscal year no activities took place in regards to the above applications. These applications are currently seeking strategic partners with specialized knowledge or expertise and existing relationships in each specific field prior to launch.

AFFILIATES

OTCNN.com--Over the Counter News Network

   The company holds an equity interest of twenty percent (20%) in OTCnn.com. OTCnn.com is a daily online news source focusing exclusively on providing unbiased daily news coverage of the Over-The-Counter Bulletin Board (OTCBB) stock market. OTCnn's business model is not based on paid editorial content, making the unbiased news source similar to other leading sites such as CNBC.com, CNN.com and CBS MarketWatch.com.

Brazil InterWeb Design

   The company holds an equity interest of thirty percent (30%) in Brazil InterWeb Design (BID). BID is licensed to use several software products developed by Interweb. BID leverages Houston Interweb's existing SiteBlazer(TM) technology with regional marketing expertise to provide web site design, hosting and maintenance to the Internet users in the growing Brazilian and Latin American markets. The company has a portfolio of complex Internet applications that it has designed for its U.S. customers. These applications and platforms can be used as such or with only minor modifications in Brazil, thus increasing BID's profit margins and its overall profitability.

Beijing Artists Online Co. Ltd

   Beijing Artists Online Co. Ltd is a joint venture between Houston Interweb Design, Inc., Hainan Dingshen Investment Co. Ltd. and China Culture Information Net (PRC government entity). Interweb owns thirty three percent (33%) of the venture. Under the agreement, Chinese partners are responsible for management of the operation including music production, marketing and distribution within the PRC.

NetTrade Online, L.L.C.

   The company continues to host and maintain NetTrade and is in negotiations to purchase the remaining interest. The Shanghai Chemical exchange has expressed interest in using a similar product for the 50,000+ chemical distributors in China.

ARFRA

   The company owns a 30% interest in ARFRA, an Internet provider of pet medical records. ARFRA provides documented medical records detailing a pet's medical history in the event that an unexpected medical emergency should arise, or simply to provide a more organized record of a pet's medical history.

Commerce Partners

   The company has several commerce partners that are licensed to market its products or refer customers to the company in exchange for a portion of collected revenues. Present commerce partners are Ehome.com, Erealty.com, Houston Chronicle, Politicsonline.com and electorales.com.

SALES AND MARKETING

   The role of Interweb's marketing program is to create and sustain preference and loyalty for Interweb as a leading e-services/internet integrator. Interweb markets its products and services through marketing staff using both telemarketing, direct sales and licensee relationships. The corporate marketing Department has overall responsibility for communications, advertising, public relations and our web site.

   Our marketing personnel undertake a variety of marketing activities, including sponsoring industry specific events, sponsoring and participating in targeted conferences and holding private meetings with individual companies. Our sales professionals are trained in all available products and services the company offers. Various media advertising and product and services listings in appropriate directories supplement direct sales efforts. We believe that the industry focus of our sales professionals and our business unit marketing personnel enhances their knowledge and expertise in these industries and will generate additional client engagements. The company has built and designed numerous web sites and internet solutions for several companies/firms in each of our industry groups. Familiarity with specialized solutions tailored to each of these groups allows us to leverage solutions already developed and easily complete projects.

   We generally soft bid a project and work with our clients to develop and understand their needs. We then enter into written commitment letters or a hard bid with our clients after their goals and objectives have been clearly defined. These commitment letters typically contemplate that Interweb and the client will subsequently enter into a more detailed agreement, although the client's obligations under the commitment letter are not conditioned upon the execution of the later agreement. These written commitments and subsequent agreements contain varying terms and conditions specific to each client.

EMPLOYEES

   Our key values are creating long term value for our clients; client-focused delivery; long-term relationships; creativity; openness; and professional growth.

   To encourage the achievement of these values, we reward teamwork and promote individuals who demonstrate these values. We believe that our growth and success are attributable in large part to the high caliber of our employees and our commitment to maintain the values on which our success has been based.

   There is significant competition for employees with the skills required to perform the services we offer. We believe that we have been successful in our efforts to attract and retain employees, in part because of our emphasis on cross-training, professional growth and our employee stock option plan. We intend to continue to recruit, hire and promote employees who share our values.

   As of November 1, 2000, we had 21 full-time employees, comprised of 10 project personnel, 5 employees in general and administration and 6 employees in sales and marketing. None of our employees are subject to a collective bargaining agreement. We have entered into non-disclosure and non-competition agreements with our key personnel which provide that upon termination of employment with the company for any reason, the individual will not compete with the company for 2 years. We believe the non-compete covenants comply with state law, however the company can provide no assurances that a state court may determine not to enforce or only partially enforce such covenants. We believe that we have good relationships with our employees.

COMPETITION

   The markets for the services we provide are highly competitive. We believe that we currently compete principally with strategy consulting firms, Internet professional services firms, systems integration firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets.

   We believe that the principal competitive factors in our markets include: ability to integrate strategy, experience modeling, creative design and technology services; quality of service, speed of delivery and price; industry knowledge; sophisticated project and program management capability; and Internet technology expertise and talent.

   We believe that we compete favorably when considering these factors and that our extensive experience in managing large-scale initiatives, multidisciplinary approach to delivering solutions, in-depth industry knowledge and partnership approach with clients distinguish us from our competitors.

RESEARCH AND DEVELOPMENT

   The company develops and markets a variety of Internet related products and services, as well as a number of database software technologies. These industries are characterized by rapid technological development. The company believes that its future success will largely depend upon its ability to continue the enhancement of its existing products and services and the development of cutting edge products and services which complement existing ones. To date, all research and development activities have been charged to customers and recorded as "Cost of Revenues" on our income statement. In order to respond to rapidly changing competitive and technological conditions, the company expects to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis with established products.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

   We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into such agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

   Our business involves the development of technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Some clients have prohibited us from marketing the solutions developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use solutions can be complicated and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such solutions.

   Interweb currently has two patents pending, three additional patents being prepared and sixteen trademarks pending. The two pending patents are System and Method for Downloading Files filed on January 14, 2000 and Method of Disseminating Information and Data Collection filed on May 2, 2000. The sixteen pending trademarks are Jingle Banner(TM), Jingle(TM), Jingle Banner and Design(TM), SiteBlazer Network and Design(TM), Siteblazer Network(TM), SiteBlazer(TM) (International), Single Jingle(TM), PoliticalNet.com(TM), OTCNews.net(TM), OTCnn.com(TM), OTCnn.net(TM), OTCnewsnetwork.net(TM), OTC News Network, Inc.(TM), LegalNet(TM), LegalNet.com(TM), PoliticalTeam.com & Design(TM). The company believes that these patents and trademarks will become a valuable part of its intellectual property in the future.

   The company pursues the registration of its trademarks in the United States and internationally. The company's application for the trademark of SITEBLAZER(TM) was approved for publication on November 5, 1999. The company has applied for the registration of the service mark and trademark SITEBLAZER(TM). The company is applying for a European Community Trademark for international protection of SITEBLAZER(TM) in every country in the European Community. Effective trademark, service mark, copyright and trade secret protection may not be available an every country in which the company's services are distributed or made available through the Internet, and policing unauthorized use of the company's proprietary information is difficult.

   During the fiscal period, the company researched and prepared an additional three patents. Two patents broaden applications of the two patents pending. The third is in a new area. The company believes it will be able to file for three additional patents. We are currently charging off to operations all expenses incurred in connection with our patents, trademarks and copyrights.

   The company currently licenses certain technologies to other companies and utilizes an independent reseller to market and distribute the company's products and services. The company has entered into the following material agreements:

  . In February 2000, the company granted a license as a part of the Cooperation Agreement of Beijing Artists Online Co. Ltd to utilize Interweb's software products and technology; to promote and develop Chinese culture; to promote and develop the China music industry; to provide artists and their audiences with an unprecedented, financially sustainable music distribution and entertainment platform.

  . In March 2000, the company entered into a non-exclusive agreement with Hearst Newspaper Partnership, L.P. for design and development of Web Sites, banner ads and other Internet advertising solutions for advertising customers of the Houston Chronicle.

  . In April 2000, the company entered into a non-exclusive software reseller agreement with Brazil Interweb (BID) to market and distribute software products manufactured by the company in Brazil.

  . In July 2000, the company entered into a non-exclusive agreement with eRealty.com for the design and development of web sites for Service Providers of eRealty.

  . In October 2000, the company entered into a non-exclusive agreement with eHome.com for the design and development of web sites for Service Providers of eHome.

                                  RISK FACTORS

   The following important factors, among others, could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB or presented elsewhere by management from time to time.

IF BUSINESSES DO NOT INCREASE THEIR USE OF THE INTERNET AS A MEANS FOR CONDUCTING COMMERCE, OUR REVENUES WILL BE ADVERSELY AFFECTED

   Our future success depends heavily on the increased acceptance and use of the Internet as a means for conducting commerce. We focus our services on the development and implementation of Internet strategies and solutions. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our revenue growth would slow or decline and our business, financial condition and results of operations would be materially adversely affected. Consumers and businesses may delay adoption of the Internet as a viable medium for commerce for a number of reasons, including:

  . inadequate network infrastructure;

  . delays in the development of Internet enabling technologies and performance improvements;

  . delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;

  . delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;

  . changes in, or insufficient availability of, telecommunications services to support the Internet; and

  . failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

IF WE DO NOT ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF, WE MAY NOT BE ABLE TO ADEQUATELY PERFORM OUR CLIENT ENGAGEMENTS AND COULD BE LIMITED IN ACCEPTING NEW CLIENT ENGAGEMENTS

   Our business is labor intensive and our success will depend in large part upon our ability to attract, retain, train and motivate highly skilled employees. Because of the rapid growth of the Internet, there is intense competition for employees who have strategic, experience modeling, creative design, technical and program management experience. In addition, the Internet has created many opportunities for people with the skills we seek to form their own companies or join startup companies and these opportunities frequently offer the potential for significant future financial profit through equity incentives which we cannot match. We may not be successful in attracting a sufficient number of highly skilled employees in the future, or in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED

   Our growth has placed significant demands on our management and other resources. Our revenues increased approximately 8% from $.997 million in 1999 to $1.1 million in 2000. Our staff decreased from a high of 38 full-time employees at July 31, 1999 to 21 October 31, 2000. Increasing revenues and decreasing staff has placed an ever-increasing burden on the current staff. Our future success will depend on our ability to manage our growth effectively, including by:

  . developing and improving our operational, financial and other internal systems;

  . integrating and managing acquired businesses, joint ventures and strategic investments;

  . training, motivating and managing our employees;

  . estimating fixed-price fees and project timeframes accurately;

  . maintaining high rates of employee utilization; and

  . maintaining project quality and client satisfaction.

   Our management has limited experience managing a business in today's highly competitive markets. If we are unable to manage our growth and projects effectively, the quality of our services and products, our ability to retain key personnel and our business, financial condition and results of operations may be materially adversely affected.

WE HAVE SIGNIFICANT FIXED OPERATING COSTS, WHICH MAY BE DIFFICULT TO ADJUST IN RESPONSE TO UNANTICIPATED FLUCTUATIONS IN REVENUES

   A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

   An unanticipated termination of a major project, a client's decision not to proceed with a project we anticipated, or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could therefore have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as:

  . the contractual terms and timing of completion of projects;

  . any delays incurred in connection with projects;

  . the adequacy of provisions for losses and bad debts;

  . the accuracy of our estimates of resources required to complete ongoing projects; and

  . general economic conditions.

INTERNATIONAL EXPANSION OF OUR BUSINESS COULD RESULT IN FINANCIAL LOSSES DUE TO CHANGES IN FOREIGN ECONOMIC CONDITIONS OR FLUCTUATIONS IN CURRENCY AND EXCHANGE RATES

   We expect to continue to expand our international operations. We currently have offices in Beijing, Rio, Sao Paulo Mexico City, Monterrey and Panama through joint ventures and have recently commenced a joint venture in Belgium. We have limited experience in marketing, selling and providing our services internationally. The company has limited its risk during start-up through these joint ventures with knowledge and expertise in these countries. International operations are subject to other inherent risks, including:

  . recessions in foreign countries;

  . fluctuations in currency exchange rates;

  . the scheduled conversion to the euro by most European Union members;

  . difficulties and costs of staffing and managing foreign operations;

  . reduced protection for intellectual property in some countries;

  . political instability or changes in regulatory requirements; and

  . U.S. imposed restrictions on the import and export of technologies.

GOVERNMENT REGULATION

   The Internet largely operates outside the scope of U.S. government regulation. Standards are set by an inter-related group of independent, non-profit bodies, but no U.S. agency or organization exerts formal regulatory control over the market.

   We are subject to governmental regulation in the countries in which we conduct business. The countries currently include: China, Mexico, and Brazil. The types of governmental regulation to which our business is subject include regulation of currency conversion, regulation of telecommunications services, regulation of information and content, and regulation of electronic commerce.

                    REGULATION OF THE PRC INTERNET INDUSTRY

OVERVIEW

   After the U.S., we expect PRC to become our largest and most important market. At present, there is no legislation in the PRC directly addressing the Internet businesses we are engaged in. However, certain areas related to the Internet, such as telecommunications, international connections for computer information networks, information security and censorship, as well as foreign investment in those areas, are covered in detail by a number of existing laws and regulations. Some of these existing laws and regulations, which may impact foreign investment in various Internet businesses in China, are promulgated by various governmental authorities, such as the Ministry of Information Industry ("MII") (formerly the Ministry of Posts and Telecommunications, or MPT), the State Administration for Industry and Commerce ("SAIC"), or the Ministry of Public Security.

   The PRC legislature and regulatory authorities are currently in the process of preparing new legislation that will govern or affect the PRC Internet sector. For example, the SAIC is currently considering adopting new regulations governing online advertising. We cannot predict the timing and effects of such new regulations and may be adversely affected by one or more of the following:

  . New laws or regulations, or different interpretation of existing laws and regulations;

  . Pre-emption of provincial or local laws by national laws;

  . Our ability to timely obtain the necessary administrative approvals and licenses;

  . Our ability to comply with applicable administrative requirements;

  . Content restrictions on our Internet properties;

  . Confiscatory taxation;

  . Restrictions on imports;

  . Restrictions on foreign investments;

  . Currency devaluations;

  . Expropriation or nationalization of our operations, which could result in the total loss of ownership and control of any assets or operations that we develop in China; and

  . Adoption of measures intended to reduce inflation, such as price controls.

   There are substantial uncertainties regarding the proper interpretation of existing PRC laws and regulations relating to the Internet Industry and there are likely to be new PRC laws and regulations relating to the Internet sector adopted in the future. In particular, the PRC does not have a well-developed body of laws governing foreign enterprises, such as those relating to the permissible percentage of foreign investments. Official Chinese statements regarding these evolving policies have been conflicting and are subject to broad interpretation and modification.

   The legal issues, risks and uncertainties relating to the PRC government laws and regulations generally relate to the legality of Beijing Artists Online's ownership structure, whether the PRC government will restrict or prohibit the distribution of content over the Internet, whether the imposition of additional regulatory requirements may result in our non-compliance with applicable law, whether we will be able to acquire future licenses or permits necessary to conduct our operations in the PRC. Some of these issues, risks and uncertainties include the following:

  . Various officials of the MII have, during 1999, stated publicly that foreign investment is prohibited in the PRC Internet sector, including in Internet service providers and Internet content providers.

  . Foreign investment is prohibited in businesses providing "value-added telecommunication services", including "computer information services" or "electronic mail box services". However, the relevant regulation is silent as to whether the Internet business is included in these businesses in which foreign investment is prohibited.

  . The MII has stated recently that it intends to adopt new laws or regulations governing foreign investment in the PRC Internet sector in the near future. At this time, we do not know the timing or terms of these new laws or regulations or whether or how they will apply to us.

  . According to press reports, under the agreement reached in November 1999 between China and the United States concerning the United States' support of China's entry into the World Trade Organization ("WTO"), foreign investment in PRC Internet services will be liberalized at the same rate as other key telecommunications services. In addition, according to press reports, key telecommunication services in the PRC will be subject to a foreign ownership limit of 49% for the first two years after China's entry into the WTO and 50% thereafter. We do not know if this agreement will in fact be implemented, the timing thereof, the terms of any new laws or regulations resulting from such implementation, or whether our Internet business in China will be subject to these foreign ownership limits.

  . The MII has stated recently that the activities of Internet content providers are also subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. According to press reports, various government authorities are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation may include online advertising and online news reporting.

  . A PRC wholly foreign-owned enterprise is prohibited from engaging in the business of providing or distributing advertisements as defined under the 1994 PRC Advertising Law. The relevant law is silent as to whether online advertising is covered by the law.

OWNERSHIP STRUCTURE AND RESTRICTIONS ON FOREIGN INVESTMENT

   The MII has promulgated regulations restricting foreign investment in the telecommunications sector in China, including:

  . Provisional Administrative Measures Regarding the Examination and
    Approval of Deregulated Telecommunication Operations (1993);

  . Provisional Regulations for the Administration of the Deregulated
    Telecommunications Operations (1995); and

  . Definitions of Various Deregulated Telecommunications Operations (1995).

   These regulations prohibit a foreign person or entity, including any foreign investment enterprise established in the PRC, such as Beijing Artists Online, from investing in, or operating or participating in the operation of, any business that provides "value-added telecommunications services", which is defined to include, among other services, "computer information services" and "electronic mail box services". However, these regulations were promulgated and the definitions were adopted, prior to the general emergence of the

Internet in China, and the relevant regulation is silent as to whether our Internet business is included in these businesses in which foreign investment is prohibited.

   Foreign investment in advertising companies is also restricted, and proposed investment projects in these areas must be approved on a project-by-project basis. Under the relevant restrictions, non-PRC investors are restricted from holding a majority of voting shares in an advertising company. No regulations have yet been adopted specifically governing online advertising in the PRC and the PRC laws and regulations are silent as to whether they cover online advertising. The SAIC, the PRC government agency regulating advertising activities, has not expressly issued regulations or rules stating that the Internet is considered and advertising media. However, if the SAIC were to do so, Beijing Artists Online, as a partially foreign owned enterprise in the PRC, could be required to apply to the SAIC for authorization to conduct advertising business in accordance with its rules. We cannot guarantee that such application, if required, would be approved by the relevant authorities. If we were unable to obtain required approvals, our ability to generate advertising revenues could be seriously restricted. If the relevant regulatory authorities were to take the position that our operations are in violation of existing regulations, we could be subjected to penalties, including being prohibited from engaging in online advertising and having our earnings from such activities confiscated. In addition, if we are deemed to be an "advertisement publisher", we will be held responsible for ensuring the content of an advertisement complies with the regulations of PRC laws.

   The interpretation and application of existing PRC laws and regulations, the stated positions of the MII relating to the prohibition of foreign investments in PRC Internet companies, and the likely possibility of the introduction of new laws or regulations, have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, PRC Internet businesses, including our business.

   We cannot be sure that our current ownership structure and activities relating to Beijing Artists Online will be viewed by PRC regulatory authorities as in compliance with applicable PRC laws or regulations. Our Businesses in the PRC will be adversely affected if our business license is revoked as a result of non-compliance with the relevant regulations. It is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our existing or future ownership structure and business in China violate existing or future PRC laws and regulations. In addition, new laws and regulations may be retroactively applied to us. For example, China's potential entry into the WTO will likely affect the terms of any new laws and regulations, and may result in the PRC government adopting a 49% or 50% limit on foreign investment in Internet businesses, including limits on foreign investments in PRC Internet content providers, as well as affect the interpretation of existing regulations relating to the PRC Internet sector.

INFORMATION SECURITY AND CENSORSHIP

   The principal PRC regulations concerning information security and censorship are:

  . The Law of the People's Republic of China on the Preservation of State
    Secrets (1988) and its implementing rules (1990);

  . The Law of the People's Republic of China on State Security (1993) and its implementing rules (1994);

  . Rules of the People's Republic of China for Protecting the Security of
    Computer Information Systems (1994);

  . Notice Concerning Work Relating to the Filing of Computer Information
    Systems with International Connections (1996);

  . Administrative Measures for Protecting the Security of Computer
    Information Network with International Connections (1997); and

  . Regulations for the Protection of State Secrets for Computer Information
    Systems on the Internet (2000).

   These regulations specifically prohibit the use of Internet infrastructure that results in a breach of public security or the provision of socially destabilizing content or transmission of state secrets.

  . ""A breach of public security" includes breach of national security or disclosure of state secrets, infringement on state, social or collective interests or the legal rights and interests of citizens, and illegal or criminal activities.

  . ""Socially destabilizing content" includes any action that incites defiance or violation of Chinese laws and regulations, incites subversion of state power and the overturning of the socialist system, fabricates or distorts the truth, spreads rumors or distorts social order, spreads feudal superstition, involves obscenities, pornography, gambling, violence, murder or horrific acts, or instigates criminal acts.

  . ""State secrets" are defined as "matters that affect the security and interest of the state". The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and "other state secrets that the State Secrets Bureau has determined should be safeguarded".

   China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the PRC government has stopped the distribution of information over the Internet that it believes violated PRC laws ore regulations, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. The Ministry of Public Security also has the authority to cause any local Internet service provider to block any web site maintained outside China at its sole discretion. In addition, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control proper political ideology.

   The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is also authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Specifically, Internet companies in China with bulletin board systems, chat rooms or new services must apply for the approval of the State Secrets Bureau. As the implementation rules for the regulations have not been issued, however, details concerning how Internet companies should comply with these regulations remain to be clarified.

   The MII has also published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of Chinese laws prohibiting the distribution of content that clearly violates the laws, regulations or policies of the PRC and report content that we suspect may violate such laws, regulations or policies.

   Because many Chinese laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult for us to determine the type of content that may result in liability for a web site operator.

   According to applicable regulations, Internet companies in China are required to complete security filing procedures with the local public security bureau and to regularly update the local public security bureau regarding information security and censorship systems for their web sites.

INTERNATIONAL CONNECTIONS FOR COMPUTER INFORMATION NETWORKS

   The State Council and the MII have promulgated regulations governing international connections for PRC computer networks, including:

  . Provisional Regulations of the People's Republic of China for the
    Administration of International Connections to Computer Information Networks (1997) and their Implementing Measures (1998);

  . Measures for the Administration of International Connections to China's
    Public Computer Interconnected Networks (1996); and

  . Reply Concerning the Verification and Issuance of Operating Permits for
    Business Relating to International Connections for Computer Information Networks and for Public Multimedia Telecommunications Business (1998).

   Under these regulations, any entity seeking access to international connections for computer information networks in China, such as Beijing Artists Online, must comply with the following requirements:

  . Be a PRC legal entity;

  . Have the appropriate equipment, facilities and technical and administrative personnel;

  . Have implemented and registered a system of information security and censorship; and

  . Effect all international connections with an authorized Internet service provider in China.

ENCRYPTION SOFTWARE

   In October 1999, the State Encryption Administration Commission promulgated the Regulations for the Administration of Commercial Encryption, which was followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission. Both of these regulations address the use in China of software with encryption functions. According to these regulations, encryption products purchased for use without the permission of the state encryption administration departments and foreign encryption products purchased for use must be reported. Violation of the encryption regulations may result in the issuance of a warning, levying of a penalty, confiscation of the encryption products and even criminal liabilities. Because these regulations do not specify what constitutes encryption products, and there are currently no official interpretations of, or detailed implementing rules for, these regulations, we are unsure as to whether or how they may apply to us.

BUSINESS LICENSE AND APPROVAL FOR FOREIGN INVESTMENT

   Under current PRC law, the legal establishment of a technology company such as Beijing Artists Online must be approved by the relevant local Commission for Foreign Economic Relations and Trade.

   If we were found to be in violation of any existing or future PRC laws, regulations or policies, the relevant PRC authorities would have broad discretion in dealing with such a violation, including, without limitation, the following:

  . Levying fines;

  . Revoking our business license;

  . Requiring us to restructure our ownership structure or operations; and/or

  . Requiring us to discontinue any portion or all of our Internet business or our investment in Beijing Artists Online;

  . Require us to obtain licenses in order to commence or continue our business;

  . Revoke or suspend any licenses we may have;

  . Regulate the rates that we will be permitted to charge of telecommunications services; or

  . Impose or change the tariffs or fees on our operations.

   Any of these actions could have a material adverse effect on our business, results of operations and financial condition.

THE INCREASED SIZE AND COMPLEXITY OF THE SOLUTIONS WE ARE IMPLEMENTING MAKES IT MORE LIKELY THAT WE WILL FAIL TO SATISFY CLIENT EXPECTATIONS, WHICH WOULD DAMAGE OUR REPUTATION AND BUSINESS

   The average dollar size of our solutions has grown significantly, while the timeframe for delivering solutions has generally decreased. As our client engagements become larger and more complex and must be completed in shorter timeframes, it becomes more difficult to manage the development process and the likelihood and consequences of any mistakes increase. Any inability by us to complete client solutions in a timely manner, any defects contained in the solutions we deliver and any other failure by us to achieve client expectations, would have a material adverse effect on our reputation with the affected client and generally within our industry and could have a material adverse effect on our business, results of operations or financial condition.

WE ENTER INTO FIXED-PRICE CONTRACTS AND COULD LOSE MONEY ON THESE CONTRACTS

   Most of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete projects in the past, which has resulted in losses on those contracts. We recognize that we will experience similar situations in the future and that the consequences could be more severe than in the past due to the increased size and complexity of our solutions. In addition, for some projects we may fix the price at an early stage of the process, which could result in a fixed price that turns out to be too low and therefore would adversely affect our profitability.

WE DEPEND HEAVILY ON A LIMITED NUMBER OF CLIENT PROJECTS, THE LOSS OF ANY WOULD ADVERSELY AFFECT OUR OPERATING RESULTS

   We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for whom we perform large projects. In 1999, our three largest clients accounted for approximately 39% of our revenues, with one client accounting for more than 19% of our revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO ACHIEVE ANTICIPATED BENEFITS FROM ACQUISITIONS, JOINT VENTURES AND STRATEGIC INVESTMENTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED

   During the past two years, we have completed two acquisitions and entered into several joint ventures. The anticipated benefits from these and future acquisitions, joint ventures and strategic investments may not be achieved. For example, when we acquire a company, we cannot be certain that customers of the acquired business will continue to do business with us or that employees of the acquired business will continue their employment or become well integrated into our operations and culture. The identification, consummation and integration of acquisitions, joint ventures and strategic investments requires substantial attention from management. The diversion of the attention of management relating to these activities, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations.

IF CLIENTS UNEXPECTEDLY TERMINATE THEIR CONTRACTS FOR OUR SERVICES, OUR BUSINESS COULD BE ADVERSELY AFFECTED

   Some of our contracts can be canceled by the client with limited advance notice and without significant penalty. Termination by any client of a contract for our services could result in a loss of expected revenues and additional expenses for staff which were allocated to that client's project. The cancellation or a significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

OUR STOCK PRICE IS VOLATILE AND MAY RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS

   The trading price of our common stock could be subject to wide fluctuations in response to:

  . quarterly variations in operating results and our achievement of key business metrics;

  . changes in earnings estimates by securities analysts;

  . any differences between reported results and securities analysts published or unpublished expectations;

  . announcements of new contracts or service offerings by us or our competitors;

  . market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors; and

  . general economic or stock market conditions unrelated to our operating performance.

   In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and a diversion of management attention and resources.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES, OUR COMPETITIVE POSITION WILL SUFFER

   Our markets and the technologies used in our solutions are characterized by rapid technological change. Failure to respond in a timely and cost-effective way to these technological developments would have a material adverse effect on our business, financial condition and results of operations. We expect to derive a substantial portion of our revenues from providing Internet solutions that are based upon leading technologies and that are capable of adapting to future technologies. As a result, our success will depend on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. We may not be successful in addressing future developments on a timely basis. Our failure to keep pace with the latest technological developments would have a material adverse effect on our business, financial condition and results of operations.

WE FACE SIGNIFICANT COMPETITION IN MARKETS THAT ARE NEW AND RAPIDLY CHANGING

   The markets for the services we provide are highly competitive. We believe that we currently compete principally with strategy consulting firms, Internet professional services firms, systems integration firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face competition from new entrants into our markets.

   We believe that the principal competitive factors in our markets include:

  . ability to integrate strategy, creative design and technology services;

  . quality of service, speed of delivery and price;

  . industry knowledge;

  . sophisticated project and program management capability; and

  . Internet technology expertise and talent.

   We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

  . the ability of our competitors to hire, retain and motivate professional staff;

  . the development by others of Internet services or software that is competitive with our solutions; and

  . the extent of our competitors' responsiveness to client needs.

   There can be no assurance that we will be able to compete successfully in our markets.

GOVERNMENT REGULATION COULD INTERFERE WITH THE ACCEPTANCE OF THE INTERNET AND ELECTRONIC COMMERCE, WHICH WOULD ADVERSELY AFFECT THE DEMAND FOR OUR SERVICES

   Any new laws and regulations applicable to the Internet and electronic commerce that are adopted by federal, state or foreign governments could dampen the growth of the Internet and decrease its acceptance as a commercial medium. If this occurs, companies may decide in the future not to pursue Internet initiatives, which would decrease demand for our services. A decrease in the demand for our services would have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY METHODOLOGY, OUR BUSINESS COULD BE ADVERSELY AFFECTED

   Our success depends, in part, upon our proprietary methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into these agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that infringement claims will not be asserted against us in the future, or that if asserted that any infringement claim will be successfully defended. A successful claim against us could materially adversely affect our business, financial condition and results of operations.

WE MAY NOT HAVE THE RIGHT TO RESELL OR REUSE SOLUTIONS DEVELOPED FOR SPECIFIC CLIENTS

   A portion of our business involves the development of technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is sometimes assigned to the client, although we usually retain a license for certain uses. Some clients have prohibited us from marketing the applications developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use solutions can be complicated and there can be no assurance that disputes will not arise that affect our ability to resell or reuse these solutions. Any limitation on our ability to resell or reuse a solution could require us to incur additional expenses to develop new solutions for future projects.

OUR BOARD DIRECTORS AND OFFICERS HAVE SIGNIFICANT VOTING POWER AND MAY EFFECTIVELY CONTROL THE OUTCOME OF ANY STOCKHOLDER VOTE

   Harry L. White, Lee A. Magness and Richard J. Finn, all board members and Executive Officers, together own approximately 72% of our common stock. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Interweb even if such a change of control would benefit other investors.

WE ARE DEPENDENT ON OUR KEY PERSONNEL

   Our success will depend in large part upon the continued services of a number of key employees, including Messrs. White, Magness and Finn. Our employment contracts with Messrs. White, Magness and Finn expire in one year and our other key personnel are terminable at will by either party. The loss of the services of either of Messrs. White, Magness or Finn or of one or more of our other key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, if one or more of our key employees resigns from Interweb to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

OUR CORPORATE GOVERNANCE PROVISIONS MAY DETER A FINANCIALLY ATTRACTIVE TAKEOVER ATTEMPT

   Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders would receive a premium for their shares. These provisions include the following:

  . any action that may be taken by stockholders must be taken at an annual or special meeting and may not be taken by written consent;

  . stockholders must comply with advance notice requirements before raising a matter at a meeting of stockholders or nominating a director for election;

  . a chairman of the board or a chief executive officer are the only ones who may call a special meeting of stockholders; and

  . our board of directors has the authority, without further action by the stockholders, to fix the rights and preferences of and issue shares of preferred stock.

   Provisions of Texas law may also discourage, delay or prevent someone from acquiring us or merging with us.

ITEM 2. Properties

   The company currently leases approximately 9,867 square feet of office space in Houston, Texas. The lease expires in October 2001 and the monthly rental is currently $11,761. Management believes that its existing facilities are adequate to meet its current needs and to accommodate anticipated growth.

ITEM 3. Legal Proceedings

   The Company filed suit on November 23, 1999 against AMP3.com, L.L.C. Cause No. 1999-58234; Houston Interweb Design, Inc. v. AMP3.com, L.L.C.; 190th Judicial District Court of Harris County, Texas. The cause of action is for breach of contract and requests payment for services and hosting plus interest and costs. The company settled this suit on October 12, 2000. The terms of the settlement agreement are confidential.

   The Company filed suit in December 1999 against AMP3.com, L.L.C.; Cause No. 1999-60298; Houston Interweb Design, Inc. v. AMP3.com, L.L.C.; 234th Judicial District Court of Harris County, Texas. The causes of action include: trade secret misappropriation, breach of fiduciary duty, violation of various intellectual property rights, violations under the Texas Theft Liability Act and unfair competition. In addition to various damages, the suit requests a temporary restraining order, temporary injunction and permanent injunction prohibiting Defendants from misappropriating Plaintiff's "Jingle Banner(TM)" technology and using its SiteBlazer(TM)software. The company settled this suit on October 12, 2000. The terms of the settlement agreement are confidential.

   The Company filed suit on November 23, 1999 against AMP3.com, L.L.C. and its officers/directors; Cause No. 1999-58235; Houston Interweb Design, Inc. v. AMP3.com, L.L.C. Nigel Brassington and Michael Sharp; 295th Judicial District Court of Harris County, Texas. The causes of action are for breach of fiduciary duty, negligence, gross negligence, and constructive fraud, fraud in a stock transaction, an accounting, and minority shareholder oppression. In addition to damages the suit also requests an injunction prohibiting Defendants from issuing or selling additional shares, selling, pledging or transferring shares of stock and selling or transferring assets. This case is set for trial on November 20, 2000.

   The Company is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

ITEM 5. Market For the Company's Common Equity and Related Stockholder Matters

MARKET PRICE OF COMMON STOCK

   The stock commenced trading on January 31, 2000. Our common stock is quoted on the Over the Counter Bulletin Board or OTCBB National Market System under the symbol "HITD". The table below sets forth for the periods indicated the high and low intraday sale prices for our common stock.

                                                                    High   Low
                                                                   ------ -----
   2000
     First Quarter................................................ $   -- $  --
     Second Quarter (January 31, 2000 only)....................... $ 6.00 $5.00
     Third Quarter................................................ $10.75 $2.00
     Fourth Quarter............................................... $ 2.50 $0.63

   On November 1, 2000, the last reported sale price of our common stock was $0.625 per share. As of November 1, 2000, there were approximately 350 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

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

   In October 1999, the Company issued 187,500 shares of company common stock to an accredited entity for $375,000. In addition, during the year the company issued 246,000 shares of Company common stock to various individuals and entities in exchange for services rendered. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. As accredited investors these individuals were able to fend for themselves due to their exceptional business experience.

   In January 2000, the Company issued 128,000 shares of company common stock to six accredited individuals for $350,000. The Company believes these transactions were exempt from registration pursuant to

Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. As accredited investors these individuals were able to fend for themselves due to their exceptional business experience.

   In May 2000, the company issued 200,000 shares of common stock in exchange for 33% ownership in Beijing Artists Online Co. Ltd. The Company believes this transaction is exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. Through the due diligence process this investor had access to the inner workings of the company which would provide it with the same kind of information as would be included in a registration statement. This investor had extensive experience in the Internet industry and had such knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the company.

   During the year 3,750 warrants have been exercised at $1.50 per share purchase price as a part of employee stock option plan.

   In April 2000, the company issued 50,000 shares of common stock in exchange for 30% ownership in Brazil Interweb Design. The Company believes this transaction is exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. Through the due diligence process this investor had access to the inner workings of the company which would provide it with the same kind of information as would be included in a registration statement. This investor had extensive experience in the Internet industry and had such knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the company.

   On April 17, 2000 the Company settled one potential claim with PinkMonkey.com Inc. Under the settlement, 150,000 shares were to be returned to the company: 75,000 were to be cancelled immediately, and the remainder was to be placed in an escrow account to be cancelled in 90 days. The company believes that PinkMonkey.com will comply with these terms. In the event of non-compliance with this agreement and other agreements the company intends to litigate.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following analysis compares the financial condition of the company for the year ended July 31, 1999 as compared to the year ended July 31, 2000.

RESULTS OF OPERATIONS

   Results of operations for the year ended July 31, 1999 compared with the results of operations for the year ended July 31, 2000.

   Revenues increased from $994,876 for the year ended July 31, 1999 to $1,077,236 for the year ended July 31, 2000. The increase of $82,360 or 8% was primarily due to growth in web sites developed by the company.

   Revenues from Non-affiliates increased from $422,947 for the year ended in July 31, 1999 to $772,207 for the year ended July 31, 2000. The increase of $349,260 or 83% was primarily due to growth in web sites developed for new customers.

   Revenues from Affiliates decreased from $571,929 for the year ended in July 31, 1999 to $305,029 for the year ended July 31, 2000. The decrease of $266,900 or 47% was primarily due to reclassification of $219,800 affiliates revenue as a result of the acquisition of one hundred percent of Cyber-Pitch.com in October 2000.

   Cost of revenues increased from $630,132 for the year ended in July 31, 1999 to $1,046,121 for the year ended July 31, 2000. The increase of $415,989 or 66% was due to higher number of employees and related salaries.

   Selling expenses increased from $93,284 for the year ended in July 31, 1999 to $214,314 for the year ended July 31, 2000. The increase of $121,057 or 130% was due to increase in commission and advertising expense.

   General and administrative expenses increased from $1,048,227 for the year ended in July 31, 1999 to $1,687,931 for the year ended July 31, 2000. The increase of $639,704 or 61% was primarily due to increases in legal expenses associated with patent and trademark filings, salary and benefits, rent and travel expenses.

   Depreciation and amortization expenses increased from $9,916 for the year ended in July 31, 1999 to $126,893 for the year ended July 31, 2000. The increase of $116,977 or 1180% was primarily due to an increase in amortization of goodwill associated with the Axis Technologies and Team Productions acquisitions.

   Bad debt expense decreased from $318,762 for the year ended July 31, 1998, to $302,088 for the year ended July 31, 1999. The bad debt of $302,088 is primarily due to the establishment of reserves for outstanding accounts receivable from AMP3.com, Inc., an affiliate in which the company owns a 20% interest.

   Writedown of Investments for the year ended July 31, 2000 was $1,553,843. In accordance with FASB 121 "Investment Writedown", the following investments have been written off: Investment in Beijing Artists Online Co. Ltd for $1,200,000; Investment in Brazil Interweb for $116,000; Investment in Mexico Siteblazer Office for $7,500 and investment in Cyber-Pitch.com(TM) Inc. for $101,494.

   The company had a net loss of $1,109,898 for the year ended July 31, 1999 compared to a net loss of $3,855,651 for the year ended July 31, 2000. The increased net loss of $2,825,615 or 134% is due primarily to non-cash expenses such as bad-debt expense of $302,088 and the one-time investment write off of $1,553,843.

   Net loss per share of Common Stock increased from $(.07) for the year ended July 31, 1999 to $(.22) for the year ended July 31, 2000.

   The company may in the future experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price and/or value of the company's Common Stock. Results of operations may fluctuate as a result of a variety of factors, including demand for the company's design and creation of Internet web sites, the introduction of new products and services, the timing of significant marketing programs, the success of reseller and license agreements, the number and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect the company's results of operations because a high percentage of the company's operating expenses are relatively fixed. Accordingly, the company believes that period-to-period comparisons of results of operations should not be relied upon as an indication of future results of operations. There can be no assurance that the company will be profitable. Due to the foregoing factors, it is likely that in one or more future periods the company's operating results will be below the expectations of the investor.

   The financial statements included herein have been prepared assuming the company will be able to continue as a going concern. As shown in the financial statements, the company incurred a net loss of $3,855,171 for the year ended July 31, 2000 and has incurred substantial losses since inception. Negative cash flows from operating activities were $670,274 for the year ended July 31, 2000. These factors, among others, raise doubts about the company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

   As of July 31, 2000, the company's primary source of liquidity was $18,655 of cash and $54,569 of accounts receivable. The company's working capital deficit and shareholders' deficit was $168,594 and shareholders' equity of $339,825 at July 31, 1999 as compared to a working capital deficit of $1,307,244 and $988,009 at July 31, 2000.

   Net cash used by operating activities during the year ended July 31, 1999 was $967,752 compared with net cash used in operating activities of $670,274 for the year ended July 31, 2000. The decrease in net cash used by operating activities was primarily due to accrued salaries and Common Stock issued as compensation.

   Net cash used in investing activities for the year ended July 31, 1999, was $6,054 compared with net cash used in investing activities of $136,709 for the year ended July 31, 2000. The increase in the net cash used in investing activities is attributed to an increase in the purchase of property and equipment and investment in software R&D.

   Net cash provided by financing activities was $1,117,932 for the year ended July 31, 1999 compared with net cash provided by financing activities of $662,524 for the year ended July 31, 2000.

ITEM 7. Financial Statements

   The financial statements prepared in accordance with Item 310 of Regulation S-B are included in this report commencing on Page F-1.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the company and Mann, Frankfort, Stein and Lipp, P.C. or Malone and Bailey, PLLC of the type requiring disclosure hereunder.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS

   The company's directors and executive officers are:

             Name              Age                     Position
             ----              ---                     --------
Harry L. White................  42 Chairman, Chief Executive Officer, President,
                                    Treasurer and Secretary
Richard J. Finn...............  24 Chief Technical Officer and Director
Lee A. Magness................  37 Chief Financial Officer and Director
Daniel B. Nelson..............  42 General Counsel
Michael J. Minihan............  52 Director

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

   Lee A. Magness has served as chief financial officer and director of the company since inception. Since August 1993, Mr. Magness has served as a financial consultant to various individuals and corporations. Prior to receiving his law degree from Thurgood Marshall School of Law, Mr. Magness served as a senior economic analyst at Transco Energy Corporation. Mr. Magness received a MBA in International Finance from Texas

A&M University in College Station, Texas in May 1986 and received a BBA in Accounting from Hardin-Simmons University in Abilene, Texas in May 1984.

   Daniel B. Nelson was named General Counsel effective April 7, 2000. Mr. Nelson, formerly a partner and owner in Daniel B. Nelson & Associates and a partner in Wauson & Nelson, L.L.P has already been working with Houston InterWeb in a wide variety of legal projects. Mr. Nelson has over 14 years of experience practicing law. He has represented a wide variety of publicly traded corporate clients such as Travelers Insurance, Allstate Insurance and Horace Mann Insurance Co. Mr. Nelson is a member of Houston Bar Association, Bar Association of the Fifth Circuit, Texas Association of Defense Counsel and Defense Research Institute, and he has taught law as an adjunct professor of law at the University of Houston Law Center. Before his career in law, he has worked for AMF Tuboscope and Union Carbine in various positions

   Michael J. Minihan has served as a director of the company since July 1999. From November 1997 until the present, Mr. Minihan has served as an asset manager and economist for The Markpoint Company, a Texas-based investment company. From April 1991 until October 1997, Mr. Minihan operated the Texas Insurance Agency, a state-wide independent property and casualty insurance agency. Mr. Minihan received a Bachelor of Science in Economics from St. Mary's University in 1972.

   All executive officers of the company are chosen by the board of directors and serve at the board's discretion. There are no family relationships among the company's officers and directors. The company plans to reimburse directors for any expenses incurred in attending board of directors and Year 2000 board committee meetings.

ITEM 10. Executive Compensation

   The following table sets forth information with respect to the chief executive officer of the company for the fiscal years ended July 31, 2000, July 31, 1999 and July 31, 1998. No other executive officers of the company received total annual salary and bonus for the fiscal years ended July 31, 1998 or July 31, 1997 in excess of $100,000.

                           Summary Compensation Table

                                                                 Long-Term
   Name and Principal    Fiscal                  Other Annual   Compensation    All Other
        Position          Year  Salary(2) Bonus Compensation(1)   Options    Compensation(3)
   ------------------    ------ --------- ----- --------------- ------------ ---------------
Harry L. White..........  2000  $120,000                                          $800
 Chief Executive          1999  $120,000                                          $800
 Officer and President    1998  $ 70,000                                          $800

Richard Finn............  2000  $120,000                                          $800
 Chief Technology
  Officer                 1999  $120,000                                          $800
                          1998  $ 70,000                                          $800

Lee Magness.............  2000  $120,000                                          $800
 Chief Financial Officer  1999  $120,000                                          $800
 and General Counsel      1998  $ 70,000                                          $800

--------
(1) The named executive officers did not receive perquisites or other benefits valued in excess of 10% of the total reported annual salary and bonus.
(2) For the 2000 compensation, the above captioned officers received $44,334 each and the remaining total for the group of $227,000 was accrued. For 1999 compensation the above captioned officers received $59,000 each and the remaining total for the group of $183,000 was accrued. Since inception of the company in 1996, the company has accrued and not paid salaries of $500,000 plus vacation pay of $156,923.
(3) Although entitled to this compensation, Messrs. White, Finn and Magness have not drawn this compensation and it has not accrued.

Employment Agreements

   In August 1996, Messrs. White, Finn and Magness entered into five year written employment contracts that provide for a base salary of $30,000 for the first year, $70,000 for the second year, and $120,000 annually for years three through five. In addition, these employment agreements entitle each of these individuals to an annual bonus of 1% of the company's earnings before income taxes and depreciation in excess of $5,000,000. In addition to salary, beginning in August 1998, Messrs. White, Finn and Magness were to each receive $600 per month as a car allowance and $200 per month for miscellaneous expenses. If the company terminates an employment contract with cause, such executive will not engage in certain activities in competition with the company for a period of six months following such termination. The company believes the non-compete covenants comply with state law, however, the company can provide you no assurances that a state court may determine not to enforce or only partially enforce such covenants.

Stock Options

   In August 1998, the Board of Directors and stockholders adopted a stock option plan under which 500,000 shares of Common Stock have been reserved for issuance. In May 2000, the Board of Directors amended the stock option plan to increase the total reserved shares of Common Stock from 500,000 to 2,000,000. As of the date of hereof, options to purchase 735,000 shares of company Common Stock have been granted pursuant to the plan. The company does not have a defined benefit plan or any retirement or long-term incentive plans.

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

                                                           Shares    Percentage
                                                        Beneficially of Voting
   Name of Beneficial Owner(1)                             Owned       Power
   ---------------------------                          ------------ ----------
   Harry L. White......................................   4,488,000     24.6%
   Richard J. Finn.....................................   4,488,000     24.6%
   Lee A. Magness......................................   4,207,500     23.0%
   Michael J. Minihan..................................          --       --
   All directors and officer as a group (4 persons)....  13,183,500     72.2%

--------
(1) The business address of each individual is the same as the address of the company's principal executive offices.

ITEM 12. Certain Relationships and Related Transactions.

   In May 1999, Mr. White resigned as a director of PinkMonkey.com.

   In June 1999, Mr. Magness loaned the company $250,000 pursuant to a one-year promissory note which bears interest at 10% per annum. The company repaid the note in August 1999.

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

   During the fiscal year 1999, Messrs. White, Finn and Magness loaned the company $13,784, $11,393, and $126,723 respectively. These loans bore interest at the rate of 10% per annum and remain outstanding as of July 31, 2000.

ITEM 13. Exhibits and Report on Form 8-K

 Exhibit
   No.    Identification of Exhibit
 -------  -------------------------
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

  10.5(2) Agreement between the company and NetTrade Online, L.L.C.

  10.6(2) Employment Agreement between the company and Harry White

  10.7(2) Employment Agreement between the company and Richard Finn

  10.8(2) Employment Agreement between the company and Lee Magness

  10.9(2) Lease Agreement

 10.10(1) Beijing Artists Online Co. Ltd. Co-operation Agreement

 10.11(1) Software Reseller Agreement between the company and Brazil Interweb
          Design

 10.12(1) Website/Banner Ad Development agreement between the company and Hearst Newspapers Partnership, L.P.

 10.13(1) Website Development Agreement between the company and eRealty.com

 10.14(1) Website Development Agreement between the company and eHome.com

  21.1(1) List of Subsidiaries

  27.1(1) Financial Data Schedule

--------
(1) Filed herewith.
(2) Filed as an Exhibit to the company's registration statement on Form SB-2 (File No. 67871) on June 15, 1999, and herein incorporated by reference.

   On November 11, 2000, the company filed 8-K report concerning change of Auditors.

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

DATE: November 14, 2000

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                          Title                   Date
              ---------                          -----                   ----

        /s/ Harry L. White             President and Chief         November 14, 2000
______________________________________  Executive Officer
            Harry L. White

       /s/ Richard J. Finn             Chief Technical Officer,    November 14, 2000
______________________________________  and Director
           Richard J. Finn

        /s/ Lee A. Magness             Chief Financial Officer,    November 14, 2000
______________________________________  and Director
            Lee A. Magness

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders
Houston Interweb Design, Inc.
Houston, Texas

   We have audited the accompanying balance sheet of Houston InterWeb Design, Inc. as of July 31, 2000 and the related statements of income, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Houston Interweb Design, Inc. as of July 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Malone & Bailey, PLLC
Houston, Texas

October 31, 2000

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders
Houston Interweb Design, Inc.
Houston, Texas

   We have audited the accompanying statements of income, changes in stockholders' equity (deficit) and cash flows of Houston InterWeb Design, Inc. for the year ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements of Houston Interweb Design, Inc. referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended July 31, 1999 in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,109,898 for 1999 and has incurred substantial net losses since inception. Negative cash flows from operating activities were $967,752 for the year ended July 31, 1999. These factors, and the others discussed in Note 2, raise substantial about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Mann Frankfort Stein & Lipp, P.C.

Houston, Texas
September 20, 1999

                         HOUSTON INTERWEB DESIGN, INC.

                                 BALANCE SHEET
                                 July 31, 2000

Current Assets
  Cash                                                             $    18,655
  Accounts receivable--trade......................................      54,569
  Other...........................................................         725
                                                                   -----------
    Total Current Assets..........................................      73,950
                                                                   -----------
Furniture and computer equipment, net of accumulated depreciation
 of $28,760.......................................................      56,552
Goodwill, net of accumulated amortization of $101,840.............     261,250
Other.............................................................         707
                                                                   -----------
    Total Assets.................................................. $   392,459
                                                                   ===========
Current Liabilities
  Accounts payable................................................ $   266,788
  Accrued expenses................................................     274,858
  Due to affiliates...............................................     838,822
                                                                   -----------
    Total Current Liabilities.....................................   1,380,468
                                                                   -----------
Stockholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares authorized, no shares issued or outstanding Common stock, no par value,
   50,000,000 shares authorized, 18,265,050 shares issued and
   outstanding....................................................   4,830,537
  Subscription receivable.........................................      (7,050)
  Retained (deficit)..............................................  (5,811,496)
                                                                   -----------
    Total Stockholders' Equity (Deficit)..........................    (988,009)
                                                                   -----------
    Total Liabilities and Stockholders' Equity.................... $   392,459
                                                                   ===========



     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                         HOUSTON INTERWEB DESIGN, INC.

                               INCOME STATEMENTS
                   For the Years Ended July 31, 2000 and 1999

                                                         2000         1999
                                                      -----------  -----------
Revenues
  Non-affiliates..................................... $   772,207  $   422,947
  Affiliates.........................................     305,029      571,929
                                                      -----------  -----------
    Total Revenues...................................   1,077,236      994,876
                                                      -----------  -----------
Operating Expenses
  Cost of revenues...................................   1,046,121      630,132
  Selling............................................     214,341       93,284
  General and administrative.........................   1,687,931    1,048,227
  Depreciation and amortization......................     126,893        9,916
  Bad debts..........................................     302,088      318,762
  Interest (income)..................................      (1,425)      (1,174)
  Interest expense...................................       3,095        8,125
                                                      -----------  -----------
    Total Operating Expenses.........................   3,378,564    2,107,272
                                                      -----------  -----------
Writedown of investments.............................   1,553,843
    Total Expenses...................................   4,932,407    2,107,272
Net (Loss) before Income Taxes.......................  (3,855,171)  (1,112,396)
Income tax (benefit).................................                   (2,498)
                                                      -----------  -----------
Net (Loss)........................................... $(3,855,171) $(1,109,898)
                                                      ===========  ===========
Income (loss) per common share....................... $      (.22) $      (.07)
Weighted average shares outstanding..................  17,827,425   16,181,595



     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                         HOUSTON INTERWEB DESIGN, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       Years Ended July 31, 2000 and 1999

                             Common Stock
                         ---------------------  Subscrip.  Accumulated
                           Shares     Amount    Receivable  (Deficit)     Totals
                         ---------- ----------  ---------- -----------  ----------
Balances,
  July 31, 1998......... 16,029,000 $  754,000             $  (846,427) $  (92,427)
Shares issued for
  --cash................    764,133    904,200   $(7,050)                  897,150
  --services............     96,667                            145,000     145,000
Acquisition of Axis.....    500,000    500,000                             500,000
Net loss................                                    (1,109,898) (1,109,898)
                         ---------- ----------   -------   -----------  ----------
Balances,
  July 31, 1999......... 17,389,800  2,303,200    (7,050)   (1,956,325)    339,825
                         ---------- ----------   -------   -----------  ----------
Shares issued for
  --cash................    341,250    730,625                             730,625
  --services............    254,000    487,375                             487,375
Less:
  unearned portion......               (56,663)                            (56,663)
Acquisition of
  Beijing Artists.......    200,000  1,200,000                           1,200,000
  Team Productions......     30,000     60,000                              60,000
  Brazil Interweb.......     50,000    106,000                             106,000
Net loss................                                    (3,855,171) (3,855,171)
                         ---------- ----------   -------   -----------  ----------
Balances,
  July 31, 2000......... 18,265,050 $4,830,537   $(7,050)  $(5,811,496) $( 988,009)
                         ========== ==========   =======   ===========  ==========




     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                         HOUSTON INTERWEB DESIGN, INC.

                            STATEMENTS OF CASH FLOWS
                   For the Years Ended July 31, 2000 and 1999

                                                         2000         1999
                                                      -----------  -----------
Cash Flows from Operating Activities
  Net (loss)......................................... $(3,855,171) $(1,109,898)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Bad debts expense................................     301,608      304,519
    Depreciation and amortization....................     126,893        9,916
    Writedown in asset valuation.....................   1,553,843
    Loss on disposal of fixed assets.................                    1,385
    Deferred income tax expense (benefit)............                   (2,498)
    Common stock issued for services.................     430,712      145,000
  Changes in:
    Cash held in escrow..............................     250,000     (250,000)
    Accounts receivable--trade.......................    (230,123)    (369,562)
    Accounts receivable--affiliate...................       3,760       51,499
    Other current assets.............................       1,896        7,417
    Accounts payable.................................     152,616      126,461
    Accrued expenses.................................     209,769      (67,144)
    Customer deposits................................          --        2,153
    Due to affiliates................................     383,923      183,000
                                                      -----------  -----------
    Cash Flows (Used by) Operating Activities........    (670,274)    (967,752)
                                                      -----------  -----------
Cash Flows from Investing Activities
  Purchase of furniture and computer equipment.......     (34,736)      (5,954)
  Capitalized software development costs.............    (101,973)          --
  Investment in affiliate............................        (100)          --
                                                      -----------  -----------
    Cash Flows (Used by) Investing Activities........    (136,709)      (6,054)
                                                      -----------  -----------
Cash Flows from Financing Activities
  Sale of common stock...............................     730,625      897,150
  Net proceeds from (payments to) affiliates.........     (68,101)     250,000
  Net change in bank line of credit..................          --      (29,218)
                                                      -----------  -----------
    Cash Flows Provided by Financing Activities......     662,524    1,117,932
                                                      -----------  -----------
Net increase in cash.................................    (144,459)     144,126
Cash Balance--Beginning of Year......................     163,114       18,988
                                                      -----------  -----------
            --End of Year............................ $    18,655  $   163,114
                                                      ===========  ===========


SUPPLEMENTAL DISCLOSURES
  Interest paid...................................... $     2,084  $         0
  Income taxes paid..................................           0            0


NON-CASH DISCLOSURES
  Issuance of 500,000 common shares to acquire Axis
   Technologies Corporation..........................                  500,000

     See accompanying Summary of Accounting Policies and Notes to Financial
                                  Statements.

                         HOUSTON INTERWEB DESIGN, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business. Houston Interweb Design, Inc. ("Company") was formed in August 1996 as a Texas corporation to design and create Internet web sites for customers. The Company uses internally-developed technology for this development, which it licenses to customers, to ensure that these web sites are available to the Internet user irrespective of the search engine used.

   Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

   Cash and Cash Equivalents include highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.

   Revenue is recognized when hardware, software are delivered or as services are performed. Bad debts are recognized when collection is deemed doubtful by management. Web site and software usage royalty income is recognized as it is earned according to each royalty agreement.

   Furniture and computer equipment are carried at cost.

   Depreciation is determined using the straight-line method based over their estimated useful lives of 3 to 5 years.

   Software development costs are capitalized and amortized over the estimated useful lives of the software, not to exceed five years. Under the provisions of SOP 98-1, these costs include those incurred after feasibility is determined and until the project is substantially completed. Software maintenance is expensed as incurred.

   Deferred income taxes are determined on the liability method. Timing differences between net income and taxable income as reported result mostly from depreciation timing differences.

   Goodwill represents the excess of the purchase price over the fair value of acquired companies and is being amortized on a straight-line basis over 5 years in each case. During the fourth quarter of 2000, a portion of the balance of goodwill associated with the Axis Technologies Corporation acquisition was written off in accordance with Statement of Financial Accounting Standard 121. Under this standard, the Company evaluates any possible impairment of long-lived assets using estimates of discounted future cash flows.

   Advertising costs are expensed as incurred.

   Certain reclassifications were made to the prior year's financial statements to conform to the classifications used in the current year.

NOTE 2--GOING CONCERN

   The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced recurring net (losses) of $(3.8 million), $(1.1 million) and $(.8 million) and a net cash flow operating (deficit) surplus of $(670,000), $(968,000) and $3,000 in 2000, 1999 and 1998, respectively. The predecessor auditors concluded that the 1999 and 1998 losses and cash deficits raised doubts about the Company's ability to generate sufficient cash flows to meet its obligations on a timely basis and ultimately attain profitable operations.

                         HOUSTON INTERWEB DESIGN, INC.

   Management, who collectively own 72% of the outstanding stock of the Company, have represented they will continue to fund these operating deficits. Based on this representation, no going concern qualification is included in the auditor's report for the current year.

NOTE 3--SOFTWARE DEVELOPMENT COSTS

   In the current year, the Company entered into an agreement with two individuals to form a company named Cyber-pitch.com, Inc., with the Company retaining 50% ownership in exchange for contributing the development of interactive sports, travel and entertainment cards. These cards were developed and development costs of $101,973 were capitalized.

   On October 27, 2000, the Company amended its agreement with these two individuals to acquire their 50% interest in exchange for $150,000 to be paid over a two-year period beginning when production commences, if any, plus warrants to purchase 1,000,000 shares of Company stock at the market value when production commences, if any, plus a $.10 per card royalty for up to 10 million cards. There is currently no immediate plans to begin production.

   Because the present value of the amounts payable could exceed the $101,973 carrying value of the Company's capitalized investment in the project, the value has been written down to $0.

NOTE 4--MUSIC PORTAL WEBSITE

   In January 1999, the Company agreed to build a music portal web site for AMP3.com, Inc. ("AMP3"), a privately-held company offering free music downloads from the Internet and sharing revenues with the artists. The site was built and running by February 1999. The Company received a 10% interest in AMP3 and an agreement to pay the current value of services performed by the Company. As of July 31, 1999, the Company had billed $301,301 and had been paid $64,141. The balance remaining of $237,160 was charged off as uncollectible in that year.

   In November 1999, the Company sued AMP3 for non-payment of the prior $237,160 plus $258,401 billed since July 31, 1999. During settlement negotiations, another 10% of AMP3 was promised in exchange for re-launching the web site. The Company performed but has not received the shares. AMP3 is currently not operating and is believed insolvent, some assets are in the physical possession of the Company, and the Company is attempting to purchase the remaining assets and plans to re-launch the site as soon as possible.

   The $258,401 has been charged to bad debts in the current year, and the web site is not valued for financial reporting purposes.

NOTE 5--CHINA JOINT VENTURE

   In February 2000, the Company agreed to participate in a venture to create and operate a web site in mainland China (PRC) for music distribution and entertainment. The agreement called for the Company to receive a 33% interest in the venture, named Beijing Artists Online, in exchange for the technical web site creation and operation knowledge and about $360,000 in cash. A Hong Kong investment group is to receive a 59% interest for agreeing to contribute about $500,000. The remaining 8% is to be retained by the Chinese government in exchange for operating licenses and permission.

   In May 2000, the Company revised the agreement to contribute 200,000 shares of Company stock in lieu of the $360,000. The stock was valued at the then current trading price of $6 per share. The Hong Kong group has contributed a portion of its promised amount. The Beijing office has opened but operations have not yet started.

                         HOUSTON INTERWEB DESIGN, INC.

   Under the equity method of accounting for investments, the valuation of the initial carrying value is $264,000. However, because of substantial business uncertainty, the entire $1,200,000 initial purchase price is written off in the current year.

NOTE 6--RELATED PARTY TRANSACTIONS

   The three principal shareholders are all full-time employees of the Company, with 5-year employment contracts guaranteeing an annual salary of $120,000 per year for the past 3 years. None of the three principals has ever drawn his full salary, so the unpaid difference is accrued as unpaid salary.

   In addition, these three employment contracts grant five weeks of vacation each per year. Only a portion of this vacation has been taken by each during these past three years. Company vacation policy is to accrue unpaid vacation pay. As of July 31, 2000 and 1999, the Company has accrued $178,000 and $150,000, respectively, of which $150,000 and $120,000 is due to the three senior officers. The monies due the senior officers for both unpaid salaries and unpaid vacation pay are included in the caption "Due to Affiliates" as of July 31, 2000.

   All sales to any entity in which the Company owns 20% or more are included under the caption "Revenues--Affiliates" on the income statement. For 2000 and 1999, these include the AMP3 billed revenues.

NOTE 7--INCOME TAXES

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                              2000       1999
                                                           ----------  --------
      Deferred tax assets:
        Net operating loss carryforward................... $1,639,395  $559,319
        Cash to accrual difference........................    220,818    91,392
      Less: valuation allowance........................... (1,860,213) (649,464)
                                                           ----------  --------
      Total deferred tax asset............................          0     1,247
                                                           ----------  --------
      Total deferred tax asset                             $        0  $  1,247
                                                           ----------  --------
      Deferred tax liabilities:
        Tax over book depreciation........................          0    (1,247)
                                                           ----------  --------
      Net deferred tax asset.............................. $        0  $      0
                                                           ==========  ========

   The Company has net operating loss carryforwards of approximately $4,820,000 as of July 31, 2000, which expire through the year 2020.

   The difference between the reported income tax expense (benefit) and the income tax expense (benefit) computed by multiplying the loss before income taxes by the federal statutory income tax rate is as follows:

                                                         2000        1999
                                                      -----------  ---------
      Current tax benefit computed at federal
       statutory tax rate............................ $(1,308,409) $(378,215)
      Change in valuation allowance..................   1,308,409    359,091
      Other..........................................                 16,626
                                                      -----------  ---------
          Total income tax expense (benefit)......... $         0  $  (2,498)
                                                      ===========  =========

                         HOUSTON INTERWEB DESIGN, INC.

NOTE 8--OPERATING LEASE

   The Company leases 9,867 square feet of office space in Houston, Texas under a lease which expires October 31, 2001. The Company's minimum rental commitments under this lease are $141,129 for 2001 and $35,282 for 2002. Total rent expense for 2000 and 1999 was $148,462 and $73,626, respectively.

NOTE 9--STOCKHOLDERS' EQUITY

   On August 19, 1998, the Company effected a stock split of 165 for 1. All references to shares issued have been restated for this split beginning July 31, 1998.

   On September 2, 1998, the company amended its articles of incorporation to increase its authorized capital to 50,000,000 common shares of no par value, and 5,000,000 preferred shares with $.01 par value. No preferred shares have been issued to date. All references herein have been restated to reflect the amended amounts.

NOTE 10--CREDIT RISK CONCENTRATIONS

   The Company extends credit to its customers on a regular basis. A significant portion of Company's receivables are from companies in the internet industry. Declines in this industry may make collection of these receivables doubtful.

NOTE 11--MAJOR CUSTOMERS AND VENDORS

   During 2000 and 1999, revenues were recorded on sales to AMP3 of $301,301 and $258,401, or 30% and 24% of total revenues for those years, respectively. Additionally, sales to SourcePoint Capital ($168,759 or 17%), PGI International ($175,463 or 17%) and Pinkmonkey.com, Inc. ($112,305 or 11%) occurred in 1999.
No other customers and no vendors accounted for 10% or more of sales or purchases during 2000 or 1999.

NOTE 12--STOCK OPTIONS AND WARRANTS

   Beginning at inception, the Company adopted the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. The Company's 1998 Incentive Stock Option Plan provides for the grant of incentive stock options qualifying under the Internal Revenue Code to officers and other employees of the Company and the grant of non-qualified options to directors, employees and consultants of the Company. In addition, the Company issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuances are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Both options and warrants carry certain anti-dilution provisions concerning stock dividends or splits, mergers and reorganizations. Options differ from warrants in that the option awards are non-transferable. In contrast, all warrants issued are assignable.

   The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. During the years ended July 31, 2000 and 1999, no compensation expense was recognized for the issuance of these options and warrants, because no option prices were below market prices at the date of grant. In addition, options and no warrants have been exercised during these periods. As of July 31, 2000, all outstanding warrants are payments for consulting and professional services. The options are subject to 3-year vesting requirements and expire 5 and 10 years from their dates of grant.

                         HOUSTON INTERWEB DESIGN, INC.

   Summary information on each are as follows:

                                    Weighted Average           Weighted Average
                           Options    Share Price    Warrants    Share Price
                           -------  ---------------- --------- ----------------
Year ended July 31, 1999:
  Granted and
   outstanding...........  288,000       $1.64         412,500      $1.03
Year ended July 31, 2000:
  Granted................  501,000         .71       1,980,000       2.11
  Exercised..............  ( 3,750)       1.50
  Forfeited..............  (50,250)       1.50
                           -------       -----       ---------      -----
Outstanding at July 31,
 2000....................  735,000       $1.05       2,392,500      $1.93
                           =======       =====       =========      =====

   Additional disclosures as of July 31, 2000 are:

                                                               Options  Options
                                                                 at        at
                                                              $.69-$.76 $1.50-$2
                                                              --------- --------
Total options
  Number of shares...........................................  462,000  273,000
  Remaining life.............................................  9 years  8 years
Currently exercisable options
  Number of shares...........................................   76,900  132,600

                                                                       Warrants
                                                                          at
                                                                        $.69-$2
                                                                       ---------
Total warrants
  Number of shares.................................................... 2,392,500
  Remaining life......................................................   2 years
Currently exercisable warrants
  Number of shares.................................................... 2,392,500

   Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                                                                    2000    1999
                                                                   -------  ----
                                                                       (in
                                                                    thousands)
Net loss
  As reported..................................................... $(3,855) n/a
  Pro forma.......................................................  (3,999)
Net loss per share
  As reported..................................................... $  (.22)
  Pro forma.......................................................    (.22)

   Variables used in the Black-Scholes option-pricing model include (1) 5.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

   The Company's stock began trading on a stock exchange on January 31, 2000. No calculation of the pro forma net loss was made for the prior year.