Form 10QSB
period 2000-10-31
HOUSTON INTERWEB DESIGN INC
filed 2000-12-15
CIK 1072909

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                             ____________________



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         HOUSTON INTERWEB DESIGN, INC.
            (Exact name of registrant as specified in its charter)



Commission file number: 000-67871



            Texas                                  76-0532709
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)



   1770 St. James Place, Suite 420                      77056
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

Yes [x]  No [ ]

As of October 31, 2000 registrant had 18,265,050 shares of Common Stock outstanding.

                         HOUSTON INTERWEB DESIGN, INC.

                           FORM 10-QSB REPORT INDEX



10-QSB PART AND ITEM NO.
------------------------

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)
          Balance Sheet as of October 31, 2000..........................   3


          Income Statements October 31, 2000 and 1999...................   4


          Statements of Cash Flows for October 31, 2000
          and 1999......................................................   5

          Notes to Financial Statements.................................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   6

Part II   Other Information

Item 1.   Deleted.......................................................   8

Item 2.   Deleted.......................................................   8

Item 3.   Deleted.......................................................   8

Item 4.   Deleted.......................................................   8

Item 5.   Deleted.......................................................   8

Item 6.   Exhibits and Reports on Form 8-K..............................   9

Signature...............................................................  10

                         HOUSTON INTERWEB DESIGN, INC.
                                 BALANCE SHEET

                                                            31-Oct-00
                                                         ---------------
ASSETS
Current Assets
  Cash.................................................  $     8,977
  Accounts receivable-trade............................      103,143
  Other................................................          725
                                                         -----------
     Total Current Assets..............................      112,845
                                                         -----------
  Furniture and Computer equipment, net of
    accumulated depreciation of $35,070 ...............       50,242
  Goodwill, net of accumulated amortization of
    $128,090...........................................      243,750
  Other................................................          707
                                                         -----------
     TOTAL ASSETS......................................  $   407,544
                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable.....................................  $   185,065
  Accrued expenses.....................................      263,146
  Unearned revenue.....................................       10,575
  Due to affiliates....................................    1,041,781
                                                         -----------
     Total Current Liabilities.........................    1,500,568
                                                         -----------
Stockholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued or outstanding........
  Common Stock, no par value, 50,000,000 shares
     authorized, and 18,265,050 shares issued and
     outstanding.......................................    4,894,705
  Subscription receivable..............................       (7,050)
  Retained (deficit)...................................   (5,980,678)
                                                         -----------
     Total Stockholders' Equity (Deficit)..............   (1,093,024)
                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $   407,544
                                                         ===========

                                    PART I

                         HOUSTON INTERWEB DESIGN, INC.
                               INCOME STATEMENTS

                                                                                    For Three Months
                                                                                    Ended October 31,
                                                                           ---------------------------------
                                                                              2000                   1999
                                                                           ---------            ------------
REVENUES
   Affiliates..........................................................  $         -           $   142,983
   Nonaffiliates.......................................................      492,699               349,041
      TOTAL REVENUES...................................................      492,699               492,024

EXPENSES
   Cost of Revenues....................................................      328,869               381,588
   Selling.............................................................       34,976                37,924
   General and Administrative .........................................      271,478               350,517
   Depreciation and Amortization ......................................       23,810                28,877
   Interest Expense....................................................        2,748                     -
   Interest (Income)...................................................           (1)                 (665)
                                                                         -----------           -----------
      TOTAL EXPENSES...................................................      661,881               798,241
                                                                         -----------           -----------
NET (LOSS).............................................................  $  (169,183)          $  (306,217)
                                                                         ===========           ===========
NET LOSS PER SHARE, BASIC AND DILUTED..................................  $     (0.01)          $     (0.02)

AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED..........................   17,827,425            17,389,800

                         HOUSTON INTERWEB DESIGN, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                                             For Three Months
                                                                                                             Ended October 31,
                                                                                                         --------------------------
                                                                                                           2000             1999
                                                                                                         ---------       ----------
Cash Flows from Operating Activities
Net (loss)............................................................................................  $(169,183)        (306,217)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization.........................................................................     23,810           28,877
Common stock issued for services......................................................................     56,668          424,500
Changes in:
Accounts Receivable-trade.............................................................................    (48,574)        (279,072)
Other current assets..................................................................................          -         (330,976)
Accounts payable......................................................................................    (81,722)          35,543
Accrued expenses......................................................................................    124,960           61,197
Customer Deposits.....................................................................................    (12,048)           9,250
                                                                                                        ---------       ----------
Cash flows (used by) Operating Activities.............................................................   (106,089)        (356,897)
                                                                                                        ---------       ----------
Cash flow from Investing and  Financing activities
Purchase of assets....................................................................................          -          (64,736)
Common stock sale.....................................................................................      7,500          375,000
Short-term notes......................................................................................     88,910         (252,084)
                                                                                                        ---------       ----------
Cash flows provided (used by) investing and financing activities......................................     96,410           58,181
                                                                                                        ---------       ----------
Net increase in cash..................................................................................     (9,679)        (298,716)
Cash Balance -- Beginning of the period...............................................................     18,655          412,614
                                                                                                        ---------       ----------
Cash Balance -- End of the period.....................................................................  $   8,977          113,898
                                                                                                        =========       ==========

NOTE A - PRESENTATION

The unaudited consolidated financial statements of Houston Interweb Design, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and note thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2000 as reported in the Form 10-KSB, have been omitted.

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

GENERAL

 The Company recognizes revenue as services are provided, in accordance with customer agreements. For the quarter ended October 31, 2000, approximately 70% of the Company's total revenues were derived from three customers Enron, National Education Association and Riverway Bank. Royalty income from software licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount plus a stated percentage of the applicable licensee's sales. The Company uses the direct write-off method in accounting for bad debts, the results of which are not materially different from the allowance method.

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


Results of Operations

 Results of operations for the period three months ended October 31, 1999 compared with the results of operations for three months ended October 31, 2000.

 Revenues increased from $492,024 for the three months ended October 31, 1999 to $492,699 for the three months ended October 31, 2000.

  Revenues from affiliates decreased from $142,983 for the three months ended October 31, 1999 to $0 for the three months ended October 31, 2000. While revenues from non-affiliates increased from $349,041 for the three months ended October 31, 1999 to $492,699 for the three months ended October 31, 2000. The increase of $143,657 or 41% is due to increase in third-party clients as the company continues to grow.

  Cost of Revenues decreased from $381,588 for the three months ended October 31, 1999 to $328,869 for the three months ended October 31, 2000. The decrease of $52,719 or 13.82% is due to increased efficiency of operations.

  Selling expenses decreased from $37,924 for the three months ended October 31, 1999 to $34,976 for the three months ended October 31, 2000. The decrease of $2,948 or 7.77% is due to decrease in advertising expense.

  General and administrative expenses decreased from $350,517 for the three months ended October 31, 1999 to $271,478 for the three months ended October 31, 2000. The decrease of $79,039 or 22.55% is due to decrease in accounting fees and salary expenses.

  Depreciation and amortization decreased from $28,877 for the three months ended October 31, 1999 to $23,810 for the three months ended October 31, 2000. The decrease of $5,067 or 17.55% is due to decrease in goodwill amortization associated with acquisition of Axis Technologies. In July 2000, the company re-evaluated goodwill associated with acquisition of Axis Technologies that resulted in a decrease of goodwill by $128,360.

  Interest expense increased from $0 for the three months ended October 31, 1999 to $2,748 for the three months ended October 31, 2000. The increase is due to increase in short-term convertible loans.

 The Company had a net loss of $306,217 for the period three months ended October 31, 1999 compared with a net loss of $169,183 for the three months ended October 31, 2000. The decrease net loss of $137,034 or 45% was due to decrease in salary expenses and increase in operational efficiency. Net loss per share of common stock of $ (.02) for the three months ended October 31, 1999, compared to $ (.01) for three months ended October 31, 2000.

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

  The Company had a working capital deficit of $1,387,723 and a stockholders' equity deficit of $1,093,024 at October 31, 2000. The company's financing activities generated sufficient cash to meet its obligations on a timely basis and to refinance its debt however internal cash flows are not sufficient to fund operations internally.


LIQUIDITY AND CAPITAL RESOURCES

 As of October 31, 2000, the Company's primary source of liquidity was $8,977 of cash and $103,143 of accounts receivable.

 Net cash used by operating activities for three months ended October 31, 1999 was $356,897 as compared to net cash used in operating activities of $106,089 for the three months ended October 31, 2000. The decrease in net cash used was primarily attributed to improved cash collection cycle, increases in accrued expenses and decreases in other current assets.

  Net cash flow from financing and investing activities increased from $58,181 for the three months ended October 31, 1999 to $96,410 for the three months ended October 31, 2000.

 The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of October 31, 2000, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. Until the Company can obtain monthly sales levels of approximately $120,000 which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. Management believes that the Company will be able to satisfy its cash requirements for the next 12 months. Historically, revenues have covered costs. Management believes that projected revenues from licensees will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

                                    PART II

 Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1 and 3-5 are omitted.

ITEM 2.  CHANGES IN SECURITIES
          None

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


                                         Houston Interweb Design, Inc.


Date:  December 15, 2000                    /s/  Harry L. White
                                         -----------------------------
                                         Harry L. White
                                         President and Chief Executive Officer