Form 10QSB
period 2001-01-31
HOUSTON INTERWEB DESIGN INC
filed 2001-03-26
CIK 1072909

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                             ____________________



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2001

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

Yes [x]  No [ ]

As of January 31, 2000 registrant 18,300,050 had shares of Common Stock outstanding.

                         HOUSTON INTERWEB DESIGN, INC.

                           FORM 10-QSB REPORT INDEX



10-QSB PART AND ITEM NO.
------------------------

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)
          Balance Sheet as of January 31, 2001..........................   3

          Income Statements January 31, 2001 and 2000...................   4

          Statements of Cash Flows for January 31, 2001
            and 2000....................................................   5

          Notes to Financial Statements.................................   6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   6

Part II   Other Information

Item 1.   Legal Proceedings.............................................   8

Item 2.   Changes in Securities.........................................   8

Item 3.   Deleted.......................................................   8

Item 4.   Deleted.......................................................   8

Item 5.   Deleted.......................................................   8

Item 6.   Exhibits and Reports on Form 8-K..............................   9

Signature...............................................................  10

                                    PART I

                         HOUSTON INTERWEB DESIGN, INC.
                                 BALANCE SHEET

                                                                                  January 31,      July 31,
                                                                                      2001           2000
                                                                                  (Unaudited)
                                                                               ---------------   -----------
Current Assets
Cash                                                                              $       366    $    18,655
Accounts receivable--trade                                                             36,608         54,569
Other                                                                                   1,132            725

Total Current Assets                                                                   38,106         73,950

Furniture and computer equipment, net of accumulated depreciation
of  $41,380 and $28,760 respectively                                                   43,932         56,552
Goodwill, net of accumulated amortization of  $145,590 and $101,840
 respectively                                                                         226,250        261,250
Other                                                                                     300            707

Total Assets                                                                          308,588        392,459

Current Liabilities
Accounts payable                                                                      191,908        266,788
Accrued expenses                                                                      319,846        274,858
Short term Notes                                                                      107,706              -
Due to affiliates                                                                     951,018        838,822

Total Current Liabilities                                                           1,570,477      1,380,468

Stockholders' Equity
Preferred stock, $01 par value, 5,000,000 shares authorized, no shares issued or outstanding Common stock, no par value, 50,000,000 shares authorized,
 18,300,050 shares issued and outstanding                                           4,941,945      4,830,537

Subscription receivable                                                                (7,050)        (7,050)
Retained (deficit)                                                                 (6,196,802)    (5,811,496)

Total Stockholders' Equity (Deficit)                                               (1,261,907)      (988,009)

Total Liabilities and Stockholders' Equity                                        $   308,588    $   392,459

                         HOUSTON INTERWEB DESIGN, INC.
                               INCOME STATEMENTS

                                       6 months       6 months         3 months       3 months
                                     Ended Jan/01   Ended Jan/00     Ended Jan/01   Ended Jan/00
REVENUES
  Affiliate                          $       -      $  213,746        $       -       $  91,534
  Non-affiliate                        604,908         584,593          112,209         214,781
    TOTAL REVENUES                     604,908         798,339          112,209         306,315


EXPENSES
  Cost of Revenues                     460,467         642,042          131,598         260,453
  Selling                               49,545          85,781           14,569          47,858
  General and Administrative           410,235         745,751          138,756         395,234
  Depreciation and Amortization         47,620          61,087           23,810          32,210

  Bad Debt Expense                      10,158               -           10,158               -
  Interest Expense                      12,191               -            6,036               -
  Interest (Income)                         (2)         (1,107)              (1)           (442)
     TOTAL EXPENSES                    990,214       1,533,554          324,926         735,313

NET (LOSS)                            (385,306)       (735,214)        (212,717)       (428,997)

NET LOSS PER SHARE, BASIC
 AND DILUTED                         $   (0.02)     $    (0.04)       $   (0.01)      $   (0.02)

AVERAGE SHARES OUTSTANDING,
 BASIC AND DILUTED                  18,282,550      17,921,300       18,282,550      17,921,300

                         HOUSTON INTERWEB DESIGN, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                               For the six months
                                                                                                Ended January 31
                                                                                      -----------------------------------
                                                                                          2001                   2000
                                                                                      -------------          ------------
Cash Flows from Operating Activities
Net (loss)                                                                             $(385,306)             $(735,214)
Adjustments to reconcile net loss to net cash provided by operating activities
Bad Debt Expense                                                                          10,158                      -
Depreciation and amortization                                                             47,620                 61,087
Common stock issued for services                                                         103,909                424,500
Changes in:
Accounts Receivable-trade                                                                  7,803               (307,928)
Other current assets                                                                           -               (264,964)
Accounts payable                                                                         (16,049)                81,468
Accrued expenses                                                                          90,000                 89,112
Customer Deposits                                                                        (13,843)                21,259

Cash flows (used by) Operating Activities                                               (155,709)              (630,681)

Cash flow from Investing and Financing activities
Purchase of assets                                                                             -                (64,736)
Common stock sale                                                                          7,500                530,000
Short-term notes                                                                         129,901               (249,584)

Cash flows provided (used by) investing and financing activities                         137,401                215,681

Net increase in cash                                                                     (18,308)              (415,001)
Cash Balance -- Beginning of the period                                                   18,655                 18,988

Cash Balance -- End of the period                                                      $     366              $     483

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

GENERAL

The Company recognizes revenue as services are provided, in accordance with customer agreements. For the quarter ended January 31, 2001, approximately 47% of the Company's total revenues were derived from two customers Enron and Houston Chronicle. Royalty income from software licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount plus a stated percentage of the applicable licensee's sales. The Company uses the direct write-off method in accounting for bad debts, the results of which are not materially different from the allowance method.

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

The company received notice on March 14, 2001 from Director Michael J. Minihan of his intent to resign. The company has not yet held a special meeting to formally accept his resignation.

The company secured an option on February 14, 2001 to:

1)  purchase the 80% of OTCNN, Inc. outstanding common stock, or

2)  purchase the assets of OTCNN, Inc.

for cash and HITD shares.

Results of Operations

Results of operations for the six months ended January 31, 2000 compared with the results of operations for six months ended January 31, 2001, and for the three months ended January 31, 2000 compared with the three months ended January 31, 2001.

Revenues decreased from $798,339 for the six months ended January 31, 2000 to $604,908 for the six months ended January 31, 2001. The decrease of $193,432 or 24% is due to general economic conditions. Revenues decreased from $306,315 for the three months ended January 31, 2000 to $112,209 for the three months ended January 31, 2001. The decrease of $194,106 or 63% is due to general economic conditions.

Cost of Revenues decreased from $642,042 for the six months ended January 31, 2000 to $460,467 for the six months ended January 31, 2001. The decrease of $181,574 or 28% is due to increased efficiency and due to general economic conditions. Cost of Revenues decreased from $260,453 for the three months ended January 31, 2000 to $131,598 for the three months ended January 31, 2001. The decrease of $128,855 or 49% is due to increased efficiency and due to general economic conditions.

Selling expenses decreased from $85,781 for the six months ended January 31, 2000 to $49,545 for the six months ended January 31, 2001. The decrease of $36,236 or 42% is due to decreases in advertising expense and salaries. Selling expenses decreased from $47,858 for the three months ended January 31, 2000 to $14,569 for the three months ended January 31, 2001. The decrease of $33,288 or 70% is due to decreases in advertising expenses and salaries.

General and administrative expenses decreased from $745,751 for the six months ended January 31, 2000 to $410,235 for the six months ended January 31, 2001. The decrease of $335,516 or 45% is due to decreases in professional fees and officers' salary expenses. General and administrative expense decreased from $395,234 for the three months ended January 31, 2000 to $138,756 for the three months ended January 31, 2001. The decrease of $256,477 or 65% is due to decreases in professional fees and officers' salary expenses.

Depreciation and amortization decreased from $61,087 for the six months ended January 31, 2000 to $47,620 for the six months ended January 31, 2001. The decrease of $13,467 or 22% is due to a decrease in goodwill amortization associated with the acquisition of Axis Technologies. In July 2000, the company re-evaluated goodwill associated with acquisition of Axis Technologies that resulted in a decrease of goodwill by $128,360. Depreciation and amortization decreased from $32,210 for the three months ended January 31, 2000 to $23,810 for the three months ended January 31, 2001. The decrease of $8,400 or 26% is due to a decrease in goodwill amortization associated with the acquisition of Axis Technologies.

Bad Debt Expense increased from $0 for the six months ended January 31, 2000 to $10,158 for the six months ended January 31, 2001. Bad Debt Expense increased from $0 for the three months ended January 31, 2000 to $10,158 for the three months ended January 31, 2001.

Interest expense increased from $0 for the six months ended January 31, 2000 to $12,191 for the six months ended January 31, 2001. The increase is due to an increase in short-term convertible loans. Interest expense increased from $0 for the three months ended January 31, 2000 to $6,036 for the six months ended January 31, 2001. The increase is due to an increase in short-term convertible loans.

The Company had a net loss of $735,214 for the period six months ended
January 31, 2000 compared to a net loss of $385,306 for the six months ended January 31, 2001. The decreased net loss of $349,908 or 48% was due to decreases in salary expenses, G&A expenses and an increase in operational efficiency. Net loss per share of common stock decreased from $ (.04) for the six months ended January 31, 2000, compared to $ (.02) for six months ended January 31, 2001. The Company had a net loss of $428,997 for the three months ended January 31, 2000 compared to a net loss of $212,717 for the three months ended January 31, 2001. The decreased net loss of $216,218 or 50% was due to decreases in salary expenses, G&A expenses and an increase in operational efficiency. Net loss per share of common stock decreased from $(.02) for three months ended January 31, 2000, to $ (.01) for three months ended January 31, 2001.

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

The Company had a working capital deficit of $1,532,371. Current liabilities are $1,570,477 of which $951,018 are due to affiliates and officers of the company. Stockholders' equity deficit was $1,261,907 at January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, the Company's primary source of liquidity was $366 of cash and $36,608 of accounts receivable.

Net cash used by operating activities for six months ended January 31, 2000 was $630,681 as compared to net cash used in operating activities of $155,709 for the six months ended January 31, 2001. The decrease in net cash used was primarily attributed to lower net loss for the period, increases in accrued expenses and decreases in other current assets.

Net cash flow from financing and investing activities decreased from $215,681 for the six months ended January 31, 2000 to $137,401 for the six months ended January 31, 2001.

The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of January 31, 2001, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. Until the Company can obtain monthly sales levels of approximately $70,000 which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. Management believes that the Company will be able to satisfy its cash requirements for the next 12 months. Historically, revenues have covered costs. Management believes that projected revenues from licensees will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

                                    PART II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 3-5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

The company received a judgement in case No.99-58234 in the District Court of Harris County 190th Judicial District on February 26, 2001. The judgement of $516,826 plus pre-judgement interest from November 23, 1999 until February 26, 2001, was awarded for services performed for defendants. The company was also awarded its attorneys fees in the amount of $25,000. The company is attempting to negotiate an amicable settlement of all remaining suits against defendants AMP3.com.


ITEM 2.  CHANGES IN SECURITIES

  The following information sets forth certain information, as of January 31, 2001, for all securities the Company issued since February 1, 1999, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions.

  In December 2000, the Company issued 35,000 shares of company common stock for professional services rendered. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. As accredited investors these individuals were able to fend for themselves due to their exceptional business experience.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are to be filed as part of this Form 10-QSB:

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                        -------------------------

3.1/1/    Amended and Restated Articles of Incorporation
3.2/1/    Articles of Amendment to the Articles of Incorporation
3.3/1/    By-Laws of the company
3.4/1/ Articles of Correction to the Amended and Restated Articles of Incorporation
3.5/1/    Articles of Correction to the Articles of Amendment to the
          Articles of Incorporation
4.1/1/    Form of Specimen of common stock
10.1/1/   Letter Agreement between the company and PinkMonkey.com, Inc.
10.2/1/ Software License and Marketing Agreement between the company and Websource Media, L.L.C.
10.3/1/   Software Reseller Agreement between the company and Harry Bauge
10.4/1/   Letter Agreement between the company and Harry Bauge
10.5/1/   Agreement between the company and NetTrade Online, L.L.C.
10.6/1/   Employment Agreement between the company and Harry White
10.7/1/   Employment Agreement between the company and Richard Finn
10.8/1/   Employment Agreement between the company and Lee Magness
10.9/1/   Lease Agreement
---------------
/1/ Filed as an Exhibit to the company's registration statement on Form SB-2
    (File No. 67871) on June 15, 1999, and herein incorporated by reference. /2/ Filed herewith.

(b) There have been no reports filed on Form 8-K.

                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                        Houston Interweb Design, Inc.


Date:  March 26, 2001                   /s/  HARRY L. WHITE
                                        -----------------------------
                                        Harry L. White
                                        President and Chief Executive Officer