Form 10QSB
period 2001-04-30
HOUSTON INTERWEB DESIGN INC
filed 2001-07-13
CIK 1072909

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

                              ___________________


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         HOUSTON INTERWEB DESIGN, INC.
            (Exact name of registrant as specified in its charter)

Commission file number: 000-67871

            Texas                                  76-0532709
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

     5599 San Felipe, Suite 975                       77056
(Address of Principal Executive Office)             (Zip Code)

                                 713-627-9494
             (Registrant's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of April 30, 2001 registrant had 24,420,477 shares of Common Stock outstanding.

                         HOUSTON INTERWEB DESIGN, INC.

                           FORM 10-QSB REPORT INDEX

10-QSB PART AND ITEM NO.

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)
          Balance Sheet as of April 30, 2001............................   3

          Income Statements April 30, 2001 and 2000.....................   4

          Statements of Cash Flows for April 30, 2001
          and 2000......................................................   5

          Notes to Financial Statements.................................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   6

Part II   Other Information

Item 1.   Legal Proceedings.............................................   8

Item 2.   Changes in Securities.........................................   8

Item 3.   Deleted.......................................................   8

Item 4.   Deleted.......................................................   8

Item 5.   Deleted.......................................................   8

Item 6.   Exhibits and Reports on Form 8-K..............................   9

Signature...............................................................  10

                                    PART I

                         HOUSTON INTERWEB DESIGN, INC.
                                 BALANCE SHEET

                                                                                     30-Apr         31-Jul
                                                                                      2001           2000
                                                                                    Unaudited
                                                                                -----------------------------
Assets
Current Assets
Cash                                                                               $       300    $    18,655
Accounts receivable--trade                                                              40,809         54,569
Other                                                                                      725            725

Total Current Assets                                                                    41,834         73,950

Furniture and computer equipment, net of accumulated depreciation of  $47,689           37,622         56,552
 and $28,760 respectively

Goodwill, net of accumulated amortization of  $163,090 and $101,840 respectively       208,750        261,250
Other                                                                                      707            707

Total Assets                                                                           288,913        392,459

Current Liabilities
Accounts payable                                                                       243,901        266,788
Accrued expenses                                                                       328,031        274,858
Short term Notes                                                                        35,903              -
Due to affiliates                                                                      903,196        838,822
Unearned Revenue                                                                         2,915              -

Total Current Liabilities                                                            1,513,946      1,380,468

Stockholders' Equity
Preferred stock, $01 par value, 5,000,000 shares authorized, no shares issued or outstanding
Common stock, no par value, 50,000,000 shares authorized, 24,420,477 shares          5,188,238      4,830,537
 issued and outstanding
Subscription receivable                                                                 (7,050)        (7,050)
Retained (deficit)                                                                  (6,406,222)    (5,811,496)

Total Stockholders' Equity (Deficit)                                                (1,225,034)      (988,009)

Total Liabilities and Stockholders' Equity                                         $   288,913    $   392,459

                         HOUSTON INTERWEB DESIGN, INC.
                               INCOME STATEMENTS

                                                          3 Months             3 Months          9 Months        9 Months
REVENUES                                                Ended Apr/01         Ended Apr/00      Ended Apr/01     Ended Apr/00
   Affiliate                                               $       -        $   269,972        $         -       $   467,479
   Non-affiliate                                              75,145            149,406            680,053           750,238
        TOTAL REVENUES                                        75,145            419,378            680,053         1,217,717

EXPENSES
   Cost of Revenues                                           98,413            229,501            558,155           871,542
   Selling                                                     5,972             79,617             55,283           163,755
   General and Administrative                                146,288            352,698            552,683         1,075,509
   Depreciation and Amortization                              23,810             32,210             71,430            93,297
   Bad Debt Expense                                           17,421            350,274             19,003           374,857
   Interest Expense                                            6,036                  -             18,227                 -
   Interest (Income)                                              (0)                (1)                (2)           (1,108)
                                                             297,940          1,044,299          1,274,779         2,577,853

NET (LOSS)                                                  (222,795)          (624,922)          (594,726)       (1,360,136)

NET LOSS PER SHARE, BASIC AND DILUTED                      $   (0.01)                          $     (0.02)

AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED             24,420,477                            24,420,477

                         HOUSTON INTERWEB DESIGN, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                                 For the nine months
                                                                                                   Ended April 30
                                                                                        ----------------------------------
                                                                                           2001                     2000
Cash Flows from Operating Activities
Net (loss)                                                                              $(594,726)             $(1,254,118)
Adjustments to reconcile net loss to net cash provided by operating activities
Bad Debt Expense                                                                           19,003                  347,368
Depreciation and amortization                                                              71,430                   93,297
Common stock issued for services                                                          167,609                  380,500
Changes in:
Accounts Receivable-trade                                                                  (5,243)                (579,498)
Other current assets                                                                                              (143,165)
Accounts payable                                                                          (22,886)                  31,754
Accrued expenses                                                                           53,173                  130,256
Due to affiliates                                                                         245,967                        -

Customer Deposits                                                                           2,915                        -

Cash flows (used by) Operating Activities                                                 (62,758)                (993,606)

Cash flow from Financing activities
Purchase of assets                                                                              -                   (4,736)
Investment in affiliate                                                                         -                  (10,200)
Common stock sale                                                                           8,500                  730,625
Short-term notes                                                                           35,903                        -

Cash flows provided (used by)financing activities                                          44,403                  715,689

Net decrease in cash                                                                      (18,355)                (277,917)
Cash Balance -- Beginning of the period                                                    18,655                  282,359

Cash Balance -- End of the period                                                        $    300                $   4,442

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

GENERAL

The company received notice on March 14, 2001 from Director Michael J. Minihan of his intent to resign. Pursuant to the company's Bylaws, resignation by a director is effective upon receipt. On March 17, 2001, Richard J. Finn tendered his resignation to the company as CTO and as a Director of the company. On May 17, 2001, Harry White resigned as CEO, President and Chairman of the Board.

Results of Operations

Results of operations for the nine months ended April 30, 2000 compared with the results of operations for nine months ended April 30, 2001, and for the three months ended April 30, 2000 compared with the three months ended April 30, 2001.

Revenues decreased from $1,217,717 for the nine months ended April 30, 2000 to $680,053 for the nine months ended April 30, 2001. The decrease of $537,664 or 44% is due to general economic conditions. Revenues decreased from $419,378 for the three months ended April 30, 2000 to $75,145 for the three months ended April 30, 2001. The decrease of $344,233 or 82% is due to general economic conditions.

Cost of Revenues decreased from $871,542 for the nine months ended April 30, 2000 to $558,155 for the nine months ended April 30, 2001. The decrease of $313,387 or 36% is due to increased efficiency and due to general economic conditions. Cost of Revenues decreased from $229,501 for the three months ended April 30, 2000 to $98,413 for the three months ended April 30, 2001. The decrease of $131,088 or 57% is due to increased efficiency and due to general economic conditions.

Selling expenses decreased from $163,755 for the nine months ended April 30, 2000 to $55,283 for the nine months ended April 30, 2001. The decrease of $108,472 or 66% is due to decreases in advertising expense and salaries. Selling expenses decreased from $79,617 for the three months ended April 30, 2000 to $5,972 for the three months ended April 30, 2001. The decrease of $73,645 or 92% is due to decreases in advertising expenses and salaries.

General and administrative expenses decreased from $1,075,509 for the nine months ended April 30, 2000 to $555,883 for the nine months ended April 30, 2001. The decrease of $519,627 or 48% is due to decreases in professional fees and officers' salary expenses. General and administrative expense decreased from $352,698 for the three months ended April 30, 2000 to $146,288 for the three months ended April 30, 2001. The decrease of $206,409 or 59% is due to decreases in professional fees and officers' salary expenses.

Depreciation and amortization decreased from $93,297 for the nine months ended April 30, 2000 to $71,430 for the nine months ended April 30, 2001.
The decrease of $21,867 or 23% is due to a decrease in goodwill amortization associated with the acquisition of Axis Technologies. Depreciation and amortization decreased from $32,210 for the three months ended April 30, 2000 to $23,810 for the three months ended April 30, 2001. The decrease of $8,400 or 26% is due to a decrease in goodwill amortization associated with the acquisition of Axis Technologies. Bad Debt Expense decreased from $374,857 for the nine months ended

April 30, 2000 to $19,003 for the nine months ended April 30, 2001. The decrease of $355,854 or 95% is due to a decrease in sales and the 100% write-off of Amp3.com revenues as bad debt in the prior period. Bad Debt Expense decreased from $350,274 for the three months ended April 30, 2000 to $17,421 for the three months ended April 30, 2001. The decrease of $332,854 or 95% is due to decrease in sales and the 100% write-off of Amp3.com revenues as bad debt in the prior period.

Interest expense increased from $0 for the nine months ended April 30, 2000 to $18,227 for the nine months ended April 30, 2001. The increase is due to an increase in short-term convertible loans. Interest expense increased from $0 for the three months ended April 30, 2000 to $6,036 for the nine months ended April 30, 2001. The increase is due to an increase in short-term convertible loans.

The Company had a net loss of $1,360,136 for the period nine months ended
April 30, 2000 compared to a net loss of $594,726 for the nine months ended April 30, 2001. The decreased net loss of $765,410 or 56% was due to decreases in salary expenses, G&A expenses and an increase in operational efficiency. Net loss per share of common stock decreased from $ (.06) for the nine months ended April 30, 2000, to $ (.02) for nine months ended April 30, 2001. The Company had a net loss of $624,922 for the three months ended April 30, 2000 compared to a net loss of $222,795 for the three months ended April 30, 2001. The decreased net loss of $402,127 or 64% was due to decreases in salary expenses, G&A expenses and an increase in operational efficiency. Net loss per share of common stock decreased from $ (.03) for three months ended April 30, 2000, to $ (.01) for three months ended April 30, 2001.

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

The Company had a working capital deficit of $1,420,706. Current liabilities are $1,513,946 of which $903,196 is due to affiliates and officers of the company. Stockholders' equity deficit was $1,225,034 at April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2001, the Company's primary source of liquidity was $300 of cash and $40,809 of accounts receivable.

Net cash used by operating activities for nine months ended April 30, 2000 was $993,606 as compared to net cash used in operating activities of $62,758 for the nine months ended April 30, 2001. The decrease in net cash used was primarily attributed to lower net loss for the period, increases in accrued expenses and decreases in other current assets.

Net cash flow from financing activities decreased from $715,689 for the nine months ended April 30, 2000 to $44,403 for the nine months ended April 30, 2001.

The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of April 30, 2001, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. Until the Company can obtain monthly sales levels of approximately $70,000 which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

                                    PART II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 3-5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

  The following information sets forth certain information, as of April 30, 2001, for all securities the Company issued since February 1, 2001, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions.


  In March 2001, the Company issued 3,442,000 shares of company common stock for professional services rendered by consultants. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as isolated transactions by an issuer not involving a public offering. These investors had extensive experience in the Internet Industry and had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of investment in the company.

  In March 2001, the Company issued 705,000 shares of company common stock pursuant to the terms of a convertible note in exchange for a reduction in debt. The Company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering. This investor had extensive experience in the Internet Industry and had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of investment in the company.

  In March 2001, the Company issued 1,000,000 shares of company common stock pursuant to the terms of a convertible note in exchange for a reduction in debt. The Company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering. This investor had extensive experience in the Internet Industry and had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of investment in the company.

  In April 2001, the Company issued 973,427 shares of company common stock to several investors in exchange for reductions in debt. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering. These investors had extensive experience in the Internet Industry and had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of investment in the company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are to be filed as part of this Form 10-QSB:

EXHIBIT NO.      IDENTIFICATION OF EXHIBIT
-----------      -------------------------

3.1/1/        Amended and Restated Articles of Incorporation
3.2/1/        Articles of Amendment to the Articles of Incorporation
3.3/1/        By-Laws of the company
3.4/1/        Articles of Correction to the Amended and Restated Articles of
              Incorporation
3.5/1/        Articles of Correction to the Articles of Amendment to the
              Articles of Incorporation
4.1/1/        Form of Specimen of common stock
10.1/1/       Letter Agreement between the company and PinkMonkey.com, Inc.
10.2/1/       Software License and Marketing Agreement between the company and
              Websource Media, L.L.C.
10.3/1/       Software Reseller Agreement between the company and Harry Bauge
10.4/1/       Letter Agreement between the company and Harry Bauge
10.5/1/       Agreement between the company and NetTrade Online, L.L.C.
10.6/1/       Employment Agreement between the company and Harry White
10.7/1/       Employment Agreement between the company and Richard Finn
10.8/1/       Employment Agreement between the company and Lee Magness
10.9/1/       Lease Agreement
____________________________
/1/ Filed as an Exhibit to the company's registration statement on Form SB-2
    (File No. 67871) on June 15, 1999, and herein incorporated by reference. /2/ Filed herewith.

(b) There have been no reports filed on Form 8-K.


                                  SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.

                                         Houston Interweb Design, Inc.

Date:  July 12, 2001                       /s/ Lee A.Magness
                                         -----------------------------
                                         Lee A. Magness
                                         Acting President and Chief
                                         Executive Officer