Form 10KSB
period 2001-07-31
HOUSTON INTERWEB DESIGN INC
filed 2002-05-28
CIK 1072909

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE TRANSITION PERIOD

                        COMMISSION FILE NUMBER 000-67871

                          HOUSTON INTERWEB DESIGN,INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    TEXAS                                76-0532709
       (State or other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)              Identification No.)

  5599 SAN FELIPE, SUITE 975, HOUSTON, TEXAS              77056
   (Address of Principal Executive Offices)             (Zip Code)

                                 (713) 627-9494
               Registrant's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [_]

     Issuer had revenues of $769,362 for the 12 months ended July 31, 2001.

     As of May 28, 2002 registrant had 24,435,477 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

                          HOUSTON INTERWEB DESIGN,INC.

                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED JULY 31, 2001

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

                                     PART I

ITEM 1. Business

RECENT DEVELOPMENTS

   The Company has restructured its operations due to economic conditions and the severe decline of Investment in the U.S. Capital Markets and particularly the downturn in Internet related investments. On September 6, 2001 the Company announced that it had cut operating costs and restructured its operations. The resignations of Officers and Directors Harry White and Richard Finn coupled with a downsizing of Company office space and an employee telecommuting program were expected to help the Company achieve profitability by late October 2001.
The events of September 11, 2001 had a negative impact on the Company's efforts to raise capital and to continue implementation of its restructuring plans. As a direct result of the act of War against the United States, the Company has had to delay implementation of its plans and focus on cutting costs further. The collapse and ultimate bankruptcy filing of Company client Enron resulted in a further decline in Company revenues.

GENERAL

     Houston Interweb Design, Inc. ("Interweb" or the "Company") is a software developer and e-services consultancy providing Internet strategy consulting and sophisticated Internet-based solutions to international companies and startup businesses. We help our clients define Internet strategies to improve their competitive position and we design, architect, develop and implement solutions to execute those strategies. These solutions focus on large-scale and complex business-to-consumer and business-to-business electronic commerce, digital customer relationship management, supply chain optimization, electronic markets and Internet portals.

     We believe that our main strength is our ability to leverage pre-existing technology to deliver high quality solutions, primarily on a fixed-price, fixed-time frame basis, through a rapid, effective and integrated process. Our services include digital business strategy development; experience modeling; creative design and technology development and systems integration.

     We provide end-to-end solutions to our clients using multidisciplinary teams composed of business/legal strategists, creative specialists (graphic designers and hardcode programmers), technology professionals and program managers. We deliver our solutions primarily in five industry business sectors: legal/medical/financial services; media, entertainment and travel; manufacturing, retail and distribution; political and government; and international services. Using this industry alignment helps us accurately define and deliver tailored solutions that effectively address the market dynamics and business opportunities that our clients face. We have been providing Internet solutions for over five years and have our main office in Houston, Texas and licensee/joint ventures in Mexico, China, Brazil, Panama and Colombia.

     Our executive offices are located at 5599 San Felipe, Suite 975, Houston, Texas, 77056 and our telephone number is (713) 627-9494. Our stock is traded on the Pink Sheets under the symbol "HITD". Our Internet address is http://www.houston-interweb.com. Unless the context otherwise requires, references in this Annual Report on Form 10-KSB to "Interweb", "we", "us" or "our" refer to Houston Interweb Design, Inc. and its subsidiaries.

INTERWEB'S SOLUTION

   Our experience in managing start-up initiatives, our multidisciplinary approach to delivering solutions and our in-depth industry knowledge and partnership approach with clients enable us to rapidly deliver Internet strategies and solutions that help our clients transform or launch their businesses cost efficiently in a very short time period.

   Large-Scale Program Management. Our methodology and program management approach builds upon over five years of experience implementing Internet solutions. During this time, the size and complexity of our Internet solutions have increased and we expect this trend to continue. In addition, we often manage the entire client initiative, which requires the coordination of numerous third parties such as content providers, technology vendors, infrastructure experts and telecommunications firms. We believe our significant experience in managing large-scale, complex initiatives is essential to achieving high levels of client satisfaction and repeat business.

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

   Rapid Delivery of Relevant Solutions. Rapid time-to-market is crucial to the effectiveness of an Internet solution. Each element of our solution helps reduce the time required to complete our client engagements and ensures the creation and delivery of strategies and solutions that are responsive to our clients' needs. Our five years of software development have created a large group of tools and subprograms proprietary to the Company that allow us to specifically tailor larger Internet solutions to each individual client. By delivering our services in an integrated fashion, we reduce time-consuming and costly handoffs of project tasks. Our experience in delivering large-scale projects gives us the program management expertise to quickly coordinate numerous aspects of complex engagements. Our industry knowledge reduces our learning curve on new engagements, helps us to develop industry best practices and allows us to implement solutions more efficiently. Substantial client involvement reduces delays caused by difficulties in obtaining critical information and resources from our client and helps ensure that the solution addresses our client's needs.

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

DIVISIONS

Custom Web Site Development

   The Company develops high-end custom web sites, encompassing original graphics and innovative layouts. The Company's business strategy is to develop and design web sites that achieve growth and organizational optimization for the Company's customers by creating more efficient navigation, utilizing interactive databases, and by using proprietary technology to increase the likelihood of being found at or near the top of search engines. Management believes that its web site pricing is very competitive. The interactive databases enable customers to self-manage their web sites internally. Many of the Company's proprietary scripting programs are adapted and included in individual web sites, allowing customers to manage, modify, and maintain their web sites with little or no programming knowledge. The Company currently hosts over two hundred and sixty custom web sites which it has developed.

Siteblazer.com

   The focus of SiteBlazer.com is to allow companies to build customized, updateable web sites, within minutes, at a reduced cost. SiteBlazer(TM) web sites are built with proprietary codes and automatically submitted to major search engines which allows the sites to be found near the top of major search engines under relevant keywords.

   The   Company  has  hosted  in  excess  of  40,000   sites  built   utilizing
SITEBLAZER(TM) technology. In addition to marketing web site services to individual companies, the Company focuses on targeting affinity groups and offers an affinity group an efficient and cost effective means of representing its members on the Internet.

Siteblazer Network--Siteblazer.net

   The SITEBLAZER(TM) network is a business-to-business and business-to-consumer web guide/search engine designed to increase sales for its customers. The SiteBlazer.com program allows a business to have a stand-alone customized web site and still be part of the SITEBLAZER(TM) network. The Company's SITEBLAZER(TM) network is populated with SiteBlazer.com web sites. The SITEBLAZER(TM) network acts as a search engine and allows non-SiteBlazer.com web sites to be included in the SITEBLAZER(TM) network search engine for a nominal fee. Multiple SiteBlazer(TM) sites can be developed and submitted to search engines under different keywords to drive traffic to a Company's main site. Several of our customers have multiple SiteBlazer(TM) sites with individual domain names to drive unique and relevant customers to their sites.

Interactive Databases

   The Company has developed proprietary technology involving interactive databases. The interactive databases enable customers to self-manage their web sites internally. Many of the Company's proprietary scripting programs are adapted and included in individual web sites, allowing customers to manage and modify their web sites. The Company's interactive databases offer a cost-effective alternative to products and services offered by its competitors, and have been successfully implemented in a wide range of applications and by Fortune 500 companies. In many cases our customized interactive databases are less expensive, more user-friendly and easier to alter than off the shelf products.

PoliticalNet.Com and PoliticalTeam.com

   PoliticalNet.Com and PoliticalTeam.com (Targeted Effective Advertising Medium) are one-stop political campaign sites that provide politicians, organizations and political groups a full range of Internet as well as brick and mortar products. Some products sold include automated dialers, automated phone calls, Cyber-Pitch(TM) cards, print graphic design, web site design, fax blasting and voter data. The Company hosts over 250 web sites for political candidates, media companies and organizations. PoliticalNet.com utilizes SiteBlazer(TM) technology to deliver mass produced cost effective web sites. PoliticalNet has licensed its site building tool to Politics On-line, and a Spanish version with specialized templates has been licensed to Electorales.com. The Company feels that the value of utilizing the Internet, fax/e-mail broadcasts, auto-dialing, on-line fundraising and polling has now been recognized by political consultants, candidate, the media and the voters across the globe. The Company intends to capitalize on these trends and is actively seeking management and capital funding to take full advantage of such.

TonicsandTeas.com

   In 2000, the Company launched phase one of its traditional Chinese Medicine Portal www.TonicsandTeas.com. The site contains herbal remedies prescribed for over 5000 years in China for the 40 most common ailments. Interweb has outsourced all fulfillment and billing through a strategic partnership. Phases two and three are currently on hold while the Company attempts to locate investment capital and a qualified management team. Phase two of the portal will include the launching a large searchable database of information on Traditional Chinese Medicine (TCM) and an area for experts to exchange research and findings. Phase three will incorporate the production, manufacture and distribution of large quantities of herbs, remedies and natural pharmaceuticals in conjunction with Chinese companies and the PRC Agency TCM.

   The government of China has agreed to co-operate with the Company on promoting its TCM industry. The PRC government will provide access to its vast databases of information, existing relationships with manufacturers as well as thousands of years old know-how in applying these remedies to every day medical conditions. China has over 2,600 TCM hospitals, with over 1,000 of those focusing on TCM-related research. There are also 28 TCM medical unions and over 2,000 factories producing TCM pharmaceuticals--many of which have recently been introduced in the West as herbal formulas and remedies, but used in China for treating various ailments over 5,000 years.

ListenToChina.com

   Using its proprietary technology, the Company launched ListenToChina.com in 2000. ListenToChina.com was the first MP3 music site approved by the Chinese government to promote its thousands of artists worldwide. As a part of the cooperation agreement of Beijing Artists Online Co. Ltd., ListenToChina.com is the first phase of the project. This site is owned and operated solely by Interweb.

   The joint venture, Beijing Artists Online Co. Ltd., was designed to provide Chinese artists with self-designed and updateable web pages that promote Chinese music, and allow listeners to download music of independent and professional Chinese artists. After the successful launch of www.ListenToChina.com, the joint venture planned to design a sister site in Chinese hosted in Beijing. Once the web presence in English and Chinese Languages was established, the joint venture would engage in the web site related music production, distribution, sales and advertising. The launch of the Beijing Artists Online web site was postponed due to decline in investment in Internet companies and the general economic
conditions   and   recession   in  the  US  market.   The  Company  is  pursuing
merger/acquisition candidates as well as venture capital partners for this subsidiary.

Cyber-Pitch.com(TM)

   In October 2000 the Company re-acquired 100 percent of Cyber-Pitch.com(TM). Cyber-Pitch.com focuses on design, marketing and production of interactive CD-ROM and writeable CD cards that when combined with InterWeb's pending business process technology takes marketing and advertising of products to a new level. The Company has built the prototype to be used by sports organizations. Cyber-Pitch.com(TM) has negotiated with several sports organizations to obtain access to sporting events and to use sports organizations' trademarks and logos on the CD cards. The CD cards are business card size and come in a variety of shapes (baseball, basketball, football, soccer ball, hockey puck etc.). Each card is a collectible item highlighting the accomplishments of a specific player. These cards are distributed for free at stadiums and other events and provide advertisers with perpetual advertising. The cards also allow holders to join a player specific or team specific fan club by signing up. These cards, in conjunction with the "e-fan" club membership, allow owners of sports teams to fill stadiums and increase concession sales with special offers. Fans also obtain access to special events and receive special discounts on future events and memorabilia. The Company is pursuing merger/acquisition candidates as well as venture capital partners for this subsidiary.

Online Auction System

     The Company has developed an online auction system, which allows traditional sealed bids or bids that can be viewed online. The online auction system allows dealers to view and bid on items online with products being sold to the highest bidder. The system is available for immediate delivery upon customer's requests.

     The Company had developed the following applications: Online Accounting Financial Package, Campus Network, Hunting and Fishing.Com and Legal Net. During the 2001 fiscal year no activities took place in regards to the above applications. These applications are currently seeking strategic partners with specialized knowledge or expertise and existing relationships in each specific field prior to launch.

AFFILIATES

OTCNN.com--Over the Counter News Network

     The Company holds an equity interest of twenty percent (20%) in OTCnn.com. OTCnn.com was a daily online news source focusing exclusively on providing unbiased daily news coverage of the Over-The-Counter Bulletin Board (OTCBB) stock market. OTCnn's business model was not based on paid editorial content, making the unbiased news source similar to other leading sites such as CNBC.com, CNN.com and CBS MarketWatch.com. OTCnn.com ceased operations due to lack of funding in February 2001. The Company had an option to purchase OTCnn.com but did not execute it. The option has since expired.

Brazil InterWeb Design

     The Company holds an equity interest of thirty percent (30%) in Brazil InterWeb Design (BID). BID is licensed to use several software products developed by Interweb. BID leverages Houston Interweb's existing SiteBlazer(TM) technology with regional marketing expertise to provide web site design, hosting and maintenance to the Internet users in the growing Brazilian and Latin American markets. The Company has a portfolio of Internet applications that it has designed for its U.S. customers. These applications and platforms can be used as such or with only minor modifications in Brazil, thus increasing BID's profit margins and its overall profitability. Brazil InterWeb currently hosts over 20 Portuguese language web sites.

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

NetTrade Online, L.L.C.

     NetTrade has ceased operations and has no assets. The Company has written off any investment in NetTrade and is no longer an affiliate.

ARFRA

     The Company owns a 30% interest in ARFRA, an Internet provider of pet medical records. ARFRA provides documented medical records detailing a pet's medical history in the event that an unexpected medical emergency should arise, or simply to provide a more organized record of a pet's medical history. ARFRA is seeking investment capital to maintain and upgrade its site.

Commerce Partners

   The Company has several commerce partners that are licensed to market its products or refer customers to the Company in exchange for a portion of collected revenues. Present commerce partners are Erealty.com, Houston Chronicle, Politicsonline.com and Electorales.com.

SALES AND MARKETING

   The role of Interweb's marketing program is to create and sustain preference and loyalty for Interweb as an e-services/internet integrator. Interweb markets its products and services through outsourced contract marketers using telemarketing, direct sales and licensee relationships. The corporate marketers have overall responsibility for communications, advertising, public relations and our web site.

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

EMPLOYEES

   Our key values are creating  long-term value for our clients;  client-focused
delivery;  long-term  relationships;   creativity;  openness;  and  professional
growth.

   As of December  2001, we had 1 full-time  employee,  all other  designers and sales personnel are hired on a contract basis. We have entered into non-disclosure and non-competition agreements with our key personnel, which provide that upon termination of employment with the Company for any reason, the individual will not compete with the Company for 2 years. We believe the non-compete covenants comply with state law, however the Company can provide no assurances that a state court may determine not to enforce or only partially enforce such covenants. We believe that we have good relationships with our employee.

COMPETITION

   The markets for the services we provide are highly competitive. We believe that we currently compete principally with strategy consulting firms; Internet professional services firms, systems integration firms, technology vendors and internal information systems groups. Many of the companies that provide services in our markets have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, competition from new entrants into our markets.

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

   Interweb currently has two patents pending, three additional patents prepared for filing and twelve trademarks pending. The two pending patents are System and Method for Downloading Files filed on January 14, 2000 and Method of Disseminating Information and Data Collection filed on May 2, 2000. The twelve pending trademarks are Jingle Banner(TM), Jingle(TM), Jingle Banner and Design(TM), SiteBlazer Network and Design(TM), Siteblazer Network(TM), SiteBlazer(TM) (International), Single Jingle(TM), PoliticalNet.com(TM), LegalNet(TM), LegalNet.com(TM), PoliticalTeam.com & Design(TM). The Company believes that these patents and trademarks will become a part of its intellectual property in the future.

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

   The Company has prepared an additional three patents. Two patents broaden applications of the two patents pending. The third is in a new area. The Company believes it will be able to file for three additional patents upon receipt of sufficient investment to cover the legal fees associated with these patents. We are currently charging off to operations all expenses incurred in connection with our patents, trademarks and copyrights.

   The Company currently licenses certain technologies to other companies and utilizes independent resellers to market and distribute the Company's products and services. The Company has not entered into any new material agreements during this year.

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

IF WE DO NOT MANAGE OUR RESTRUCTURING EFFECTIVELY, OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED

   Our restructuring plans have placed significant demands on our management and other resources. Our revenues decreased approximately 29% from $1.1 million in 2000 to $769,000 in 2001. Our staff decreased from a high of 38 full-time employees at July 31, 1999 to 1 at December 1, 2001. Decreasing revenues and decreasing staff have placed an ever-increasing burden on the remaining staff. Our future success will depend on our ability to manage our restructuring process effectively, including by:

  . developing and improving our operational, financial and other internal systems;

  . integrating and managing acquired businesses, joint ventures and strategic investments;

  . training, motivating and managing our employees and contract labor;

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

   We expect to maintain our international operations. We currently have offices in Beijing, Rio, Sao Paulo, Mexico City, Monterrey, Bogota and Panama through joint ventures. We have limited experience in marketing, selling and providing our services internationally. The Company has limited its risk during start-up through these joint ventures with knowledge and expertise in these countries. International operations are subject to other inherent risks, including:

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

     We are subject to governmental regulation in the countries in which we conduct business. The countries currently include: China, Mexico, Panama, Columbia and Brazil. The types of governmental regulation to which our business is subject include regulation of currency conversion, regulation of telecommunications services, regulation of information and content, and regulation of electronic commerce.

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

WE DEPEND HEAVILY ON A LIMITED NUMBER OF CLIENT PROJECTS, THE LOSS OF ANY WOULD ADVERSELY AFFECT OUR OPERATING RESULTS

   We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of clients for whom we perform large projects. In 2001, our two largest clients accounted for approximately 52% of our revenues, with one client accounting for more than 34% of our revenues. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. The loss of any principal client for any reason, including as a result of the acquisition of that client by another entity, could have a material adverse effect on our business, financial condition and results of operations.

IF WE ARE UNABLE TO ACHIEVE ANTICIPATED BENEFITS FROM ACQUISITIONS, JOINT VENTURES AND STRATEGIC INVESTMENTS, OUR BUSINESS COULD BE ADVERSELY AFFECTED

   During the past three years, we have completed two acquisitions and entered into several joint ventures. The anticipated benefits from these and future acquisitions, joint ventures and strategic investments may not be achieved. For example, when we acquire a Company, we cannot be certain that customers of the acquired business will continue to do business with us or that employees of the acquired business will continue their employment or become well integrated into our operations and culture. The identification, consummation and integration of acquisitions, joint ventures and strategic investments requires substantial attention from management. The diversion of the attention of management relating to these activities, as well as any difficulties encountered in the integration process, could have an adverse impact on our business, financial condition and results of operations.

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

WE MAY NOT HAVE THE RIGHT TO RESELL OR REUSE SOLUTIONS DEVELOPED FOR SPECIFIC CLIENTS

   A portion of our business involves the development of technology solutions for specific client engagements. Ownership of these solutions is the subject of negotiation and is sometimes assigned to the client, although we usually retain a license for certain uses. Some clients have prohibited us from marketing the applications developed for them for specified periods of time or to specified third parties and there can be no assurance that clients will not demand similar or other restrictions in the future. Issues relating to the ownership of and rights to use solutions can be complicated and there can be no assurances that disputes will not arise that affect our ability to resell or reuse these solutions. Any limitation on our ability to resell or reuse a solution could require us to incur additional expenses to develop new solutions for future projects.

OUR DIRECTOR AND OFFICER AND COMPANY CO-FOUNDERS HAVE SIGNIFICANT VOTING POWER AND MAY EFFECTIVELY CONTROL THE OUTCOME OF ANY STOCKHOLDER VOTE

   Lee A. Magness Chairman of the Board and Executive Officer together with founders Richard Finn and Harry White own over 51% of our common stock. As a result, they have the ability to substantially influence, and may effectively control the outcome of corporate actions requiring stockholder approval, including the election of directors. This concentration of ownership may also have the effect of delaying or preventing a change in control of Interweb even if such a change of control would benefit other investors.

WE ARE DEPENDENT ON OUR KEY PERSONNEL

     Our success will depend in large part upon the continued services of a key employee, Mr. Magness. Messrs. White and Finn resigned prior to the expiration of their contracts with the Company. Our employment contract with Mr. Magness terminated July 31, 2001 and a new employment agreement has not been signed. The loss of the services of Mr. Magness could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. Properties

   The Company currently is provided office space by Mr. Magness on a month to month basis for $1,500 per month. Management believes that its existing facilities are adequate to meet its current needs and to accommodate anticipated growth.

ITEM 3. Legal Proceedings

   None.

   The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

ITEM 5. Market For the Company's Common Equity and Related Stockholder Matters

MARKET PRICE OF COMMON STOCK

   The stock commenced trading on January 31, 2000. Our common stock is quoted on the Pink Sheets under the symbol "HITD". The table below sets forth for the periods indicated the high and low intraday sale prices for our common stock.


                                                       High         Low
                                                      ------       -----

2000 First Quarter.................................. $   --        $  --
Second Quarter (January 31, 2000 only).............. $ 6.00        $5.00
Third Quarter....................................... $10.75        $2.00
Fourth Quarter...................................... $ 2.50        $0.63

2001 First Quarter.................................. $ 2.09        $0.41
Second Quarter ..................................... $ 0.63        $0.25
Third Quarter....................................... $ 0.50        $0.08
Fourth Quarter...................................... $ 0.50        $0.07


   On December 1, 2001, the last reported sale price of our common stock was $0.07 per share. As of December 1, 2001, there were approximately 400 holders of record of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

   In September 1999, the Company issued 30,000 shares of Company common stock to an individual in connection with the purchase of TEAM Productions, Inc. The Company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act as isolated transaction by an issuer not involving a public offering. This investor had extensive experience in the Internet industry and had such knowledge and experience in financial and business matters that he was able to evaluate the merits and risks of an investment in the Company.

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

   During fiscal 2000 3,750 warrants have been exercised at $1.50 per share purchase price as a part of employee stock option plan.

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

   In April 2000 the Company settled one potential claim with PinkMonkey.com, Inc. Under the settlement, 150,000 shares were to be returned to the Company:
75,000 shares were to be cancelled immediately, and the remainder were to be placed in an escrow account to be cancelled in 90 days. The Company believes that PinkMonkey.com will comply with these terms. In the event of non-compliance with this agreement and other agreements the Company intends to litigate.

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

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following analysis compares the financial condition of the Company for the year ended July 31, 2000 as compared to the year ended July 31, 2001.

RESULTS OF OPERATIONS

   Results of operations for the year ended July 31, 2000 compared with the results of operations for the year ended July 31, 2001.

   Revenues decreased from $1,077,236 for the year ended July 31, 2000 to $769,362 for the year ended July 31, 2001. The decrease of $307,874 or 29% was primarily due a decline in the number of web sites developed by the Company.

   Revenues from Non-affiliates decreased slightly from $772,207 for the year ended in July 31, 2000 to $769,362 for the year ended July 31, 2000. The decrease of $2,845 or less than 1% was achieved despite a large reduction in sales personnel.

   Revenues from Affiliates decreased from $305,029 for the year ended in July 31, 2000 to $0 for the year ended July 31, 2001. The decrease of $305,029 was primarily due to restructuring of the business to focus on operations of the Company only and lack of sales and management personnel of affiliates.

   Cost of revenues decreased from $1,046,121 for the year ended in July 31, 2000 to $605,676 for the year ended July 31, 2000. The decrease of $440,445 or 42% was due to a lower number of employees and related salaries.

   Selling expenses decreased from $214,341 for the year ended in July 31, 2000 to $49,883 for the year ended July 31, 2001. The decrease of $164,458 or 77% was due to a decrease in commission and advertising expense.

   General and administrative expenses decreased from $1,687,931 for the year ended in July 31, 2000 to $620,317 for the year ended July 31, 2001. The decrease of $1,067,614 or 63% was primarily due to decreases in legal expenses, salary and benefits, rent and travel expenses.

   Depreciation and amortization expenses decreased from $126,893 for the year ended in July 31, 2000 to $101,386 for the year ended July 31, 2001. The decrease of $25,507 or 20% was primarily due to decreases in amortization of goodwill associated with the Axis Technologies and Team Productions acquisitions and the sale of furniture and equipment.

   Bad debt expense decreased from $302,088 for the year ended July 31, 2000, to $27,648 for the year ended July 31, 2000. The bad debt of $302,088 was primarily due to the establishment of a reserve for outstanding accounts receivable from AMP3.com, Inc., an affiliate in which the Company owns a 20% interest. All receivables from AMP3.com, Inc. had been written off in the prior year.

   No Investment writedown occurred in fiscal year 2001. Writedown of Investments for the year ended July 31, 2000 were $1,553,843. In accordance with FASB 121 "Investment Writedown", the following investments were written off:
Investment in Beijing Artists Online Co. Ltd for $1,200,000; Investment in Brazil Interweb for $116,000; Investment in Mexico Siteblazer Office for $7,500 and investment in Cyber-Pitch.com(TM) Inc. for $101,494.

   The Company recorded an impairment charge of $202,917 on Goodwill associated with the Axis Technologies and Team Productions acquisitions due to the decline in recoverability of the value of these assets.

   The Company had a net loss of $3,855,171 for the year ended July 31, 2000 compared to a net loss of $866,356 for the year ended July 31, 2001. The decreased net loss of $2,988,815 or 78% is due primarily to decreases in costs of revenues, general and administrative expense in the current fiscal year and the one-time investment write off of $1,553,843 in the prior year.

   Net loss per share of Common Stock decreased from $(.22) for the year ended July 31, 2000 to $(.04) for the year ended July 31, 2001.

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

   The financial statements included herein have been prepared assuming the Company will be able to continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $866,356 for the year ended July 31, 2001 and has incurred substantial losses since inception. Negative cash flows from operating activities were $312,890 for the year ended July 31, 2001. These factors, among others, raise doubts about the Company's ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital and to refinance its debt and ultimately attain profitable operations.

LIQUIDITY AND CAPITAL RESOURCES

   As of July 31, 2001, the Company's primary source of liquidity was $846 of cash and $39,720 of accounts receivable. The Company's working capital deficit and shareholders' deficit was $1,307,244 and shareholders' equity of $988,009 at July 31, 2000 as compared to a working capital deficit of $1,445,433 and $1,445,026 at July 31, 2001.

   Net cash used in operating activities during the year ended July 31, 2000 was $(670,274) compared with net cash used in operating activities of $(312,890) for the year ended July 31, 2001. The decrease in net cash used by operating activities was primarily due to decreases in accrued salaries and decreased Common Stock issued as compensation.

   Net cash used in investing activities for the year ended July 31, 2000, was $(136,709) compared with net cash flows from investing activities of $3,200 for the year ended July 31, 2001. The decrease in the net cash used in investing activities is attributed to a decrease in the purchase of property and equipment and a decreased investment in software R&D.

   Net cash provided by financing activities was $662,524 for the year ended July 31, 2000 compared with net cash provided by financing activities of $291,881 for the year ended July 31, 2001.

ITEM 7. Financial Statements

   The financial statements prepared in accordance with Item 310 of Regulation S-B are included in this report commencing on Page F-1.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

   There have been no disagreements concerning matters of accounting principles or financial statement disclosure between the Company and Malone and Bailey, PLLC of the type requiring disclosure hereunder.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons

DIRECTORS AND EXECUTIVE OFFICERS

   The Company's director and executive officer is:


     Name                 Age               Position
    ----                 -----               --------
Lee A. Magness            38       Chairman, Chief Executive Officer, President,
                                   Treasurer, Secretary, Chief Financial Officer

   Lee A. Magness has served as Chief Financial Officer and Director of the Company since inception. Upon the resignation of Chairman, President and CEO Harry White, Mr. Magness became the Company's Chairman and sole Officer. Mr. Magness is a licensed Attorney and has been a member of the Texas Bar since May 1996. Since August 1993, Mr. Magness has served as a financial consultant to various individuals and corporations. Prior to receiving his law degree from Thurgood Marshall School of Law, Mr. Magness served as a senior economic analyst at Transco Energy Corporation. Mr. Magness received an MBA in International Finance from Texas A&M University in College Station, Texas in May 1986 and received a BBA in Accounting from Hardin-Simmons University in Abilene, Texas in May 1984.

   Richard Finn resigned as Chief Technology Officer in February 2001.

   Michael J. Minihan resigned as a Director in March 2001.

   Harry L. White  resigned as a Chief  Executive  Officer  and  Director in May
2001.

   Daniel B. Nelson resigned as General Counsel in July 2001.

   All executive officers of the Company are chosen by the board of directors and serve at the board's discretion.

ITEM 10. Executive Compensation

   The following table sets forth information with respect to the chief executive officer of the Company for the fiscal years ended July 31, 2001, July 31, 2000 and July 31, 1999. No other executive officers of the Company received total annual salary and bonus for the fiscal years ended July 31, 1999 or July 31, 1998 in excess of $100,000.

                           Summary Compensation Table


                                                                 Long-Term
  Name and Principal    Fiscal                  Other Annual   Compensation   All Other
       Position          Year  Salary(2) Bonus Compensation(1)    Options   Compensation(3)
  ------------------    ------ --------- ----- --------------- ------------ ---------------

Lee A. Magness.........  2001  $ 30,000                                          $800
 Chief Financial Officer 2000  $120,000                                          $800
 General Counsel         1999  $120,000                                          $800
Harry L. White.........  2001  $ 30,000                                          $800
 Chief Executive Officer 2000  $120,000                                          $800
 and Director            1999  $120,000                                          $800
Richard J. Finn........  2001  $ 30,000                                          $800
 Chief Technology        2000  $120,000                                          $800
 Officer                 1999  $120,000                                          $800

---------

(1) The named executive officers did not receive perquisites or other benefits valued in excess of 10% of the total reported annual salary and bonus.

(2) For the 2001 compensation, the above captioned officers did not receive any salary and the full amount of 30,000 each was accrued. For the 2000 compensation, the above captioned officers received $44,334 each and the remaining total for the group of $227,000 was accrued. For 1999 compensation the above captioned officers received $59,000 each and the remaining total for the group of $183,000 was accrued. Since inception of the Company in 1996, the Company has accrued and not paid salaries of $590,000 plus vacation pay of $156,923.

(3) Although entitled to this compensation, Messrs. White, Finn and Magness have not drawn this compensation and it has not been accrued.

Employment Agreements

   There is currently no employment agreement with Mr. Magness.

Stock Options

   In August 1998, the Board of Directors and stockholders adopted a stock option plan under which 500,000 shares of Common Stock have been reserved for issuance. In May 2000, the Board of Directors amended the stock option plan to increase the total reserved shares of Common Stock from 500,000 to 2,000,000. As of the date of hereof, options to purchase 2,085,000 shares of Company Common Stock have been granted pursuant to the plan of which 1,146,000 have been forfeited. The Company does not have a defined benefit plan or any retirement or long-term incentive plans.

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

                                                            Shares   Percentage
                             Beneficially of Voting
  Name of Beneficial Owner(1)                               Owned      Power
  ---------------------------                             ---------  ----------
  Lee A. Magness......................................    4,207,500     17.2%
  Harry L. White......................................    4,602,608     18.8%
  Richard J. Finn.....................................    4,608,819     18.9%
  All directors and officer as a group (1 person).....    4,207,500     17.2%

---------
(1) The business address of Mr. Magness is the same as the address of the Company's principal executive offices.

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

   During the fiscal year 1999, Messrs. White, Finn and Magness loaned the Company $13,784, $11,393, and $126,723 respectively. These loans bore interest at the rate of 10% per annum and remained outstanding as of July 31, 2000. All loans to Messrs. White and Finn were settled by issuance of common stock of the Company in April 2001. During fiscal year 2001, Mr. Magness loaned the Company additional funds to continue operations. As of July 31, 2001, the outstanding balance due Mr. Magness was $156,720.

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

 10.11(1) Software Reseller Agreement between the Company and Brazil Interweb
          Design

 10.12(1) Website/Banner Ad Development agreement between the Company and Hearst
          Newspapers Partnership, L.P.

 10.13(1) Website Development Agreement between the Company and eRealty.com

 10.14(1) Website Development Agreement between the Company and eHome.com

  21.1(1) List of Subsidiaries
----------

(1) Filed as an Exhibit to the Company's Form 10-KSB filed on November 22, 2000 and herein incorporated by reference.
(2) Filed as an Exhibit to the Company's registration statement on Form SB-2 (File No. 67871) on June 15, 1999, and herein incorporated by reference.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOUSTON INTERWEB DESIGN, INC.

                                          /s/ Lee A. Magness
                                          -------------------------------
                                          Lee A. Magness
                                          President/CEO

DATE: May 28, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                   Title                           Date
     ---------                   -----                          -------
/s/ Lee A. Magness         President and Chief            May 28, 2001
-------------------        Executive Officer
    Lee A. Magness

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  Houston Interweb Design, Inc.
  Houston, Texas

We have audited the accompanying consolidated balance sheet of Houston Interweb Design, Inc. as of July 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of Houston Interweb's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houston Interweb Design, Inc. as of July 31, 2001, and the consolidated results of its operations and its cash flows for each the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Houston Interweb will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Houston Interweb has significantly reduced its operations, and has incurred losses for the years ended July 31, 2001 and 2000 totaling $866,356 and $3,855,171 respectively, and at July 31, 2001 had a capital deficit of $1,455,028. Houston Interweb will require additional working capital to develop its business until Houston Interweb achieves a level of revenues adequate to generate sufficient cash flows from operations. These conditions raise substantial doubt about Houston Interweb's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

January 2, 2002

                          HOUSTON INTERWEB DESIGN, INC.
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2001

                ASSETS

Current assets
  Cash                                                           $  846
  Accounts receivable - trade                                    39,720
  Prepaid assets and other                                       11,025
                                                            ------------
    Total current assets                                         51,591
Other                                                               407
                                                            ------------
                                                               $ 51,998
                                                            ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                               $ 36,569
  Accounts payable                                              177,972
  Accrued expenses                                              378,442
  Due to affiliates                                             904,041
                                                            ------------
    Total current liabilities                                 1,497,024
                                                            ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, none issued and outstanding                           -
  Common stock, no par value, 50,000,000 shares
    authorized, 24,435,477 shares issued and outstanding      5,232,826
Deficit                                                       (6,677,852)
                                                            ------------
  Total Stockholders' Equity (Deficit)                        (1,445,026)
                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $ 51,998
                                                            ============

                          HOUSTON INTERWEB DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Years Ended July 31,

                                               2001                 2000
                                        ----------------    -------------------

Revenues:
  Non-affiliates                              $ 769,362              $ 772,207
  Affiliates                                          -                305,029
                                        ----------------    -------------------
    Total revenues                              769,362              1,077,236
                                        ----------------    -------------------

Operating Expenses:
  Cost of revenues                              605,676              1,046,121
  Selling                                        49,883                214,341
  General and administrative                    620,317              1,687,931
  Depreciation and amortization                 101,386                126,893
  Bad debts                                      27,648                302,088
  Impairment                                    202,917                      -
  Write down of investments                           -              1,553,363
                                        ----------------    -------------------
    Total operating expenses                  1,607,827               4,930,737
                                        ----------------    -------------------

Loss from operations                           (838,465)            (3,853,501)

Interest (income)                                  (314)                (1,425)
Interest expense                                 28,205                  3,095

                                        ----------------    -------------------
Net loss                                     $ (866,356)           $(3,855,171)
                                        ================    ===================

Net loss per share:
  Basic and diluted                             $ (0.04)               $ (0.22)
                                        ================    ===================

Weighted average shares outstanding:
  Basic and diluted                          19,843,021             17,827,425
                                        ================    ===================

                          HOUSTON INTERWEB DESIGN, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        For the Years Ended July 31, 2001

                                                                                              Retained
                                               Common stock                Subscrip.          Earnings
                                                                           Receivable         (Deficit)            Total
                                     ---------------------------------- ----------------- ------------------ -------------------
                                          Shares           Amount
                                     ----------------- ---------------- ----------------- ------------------ -------------------

Balance,
  July 31, 1999                           17,389,800         $754,000            $(7,050)         $339,825          $1,086,775
Shares issued for cash                       341,250          730,625                 -                  -             730,625
Shares issued for services
                                             254,000          487,375                 -                  -             487,375
Less: unearned portion                             -           (56,663)                                  -              (56,663)
                                                                                      -
Shares issued in connection with
  acquisitions:
  Beijing Artists                            200,000        1,200,000                 -                  -           1,200,000
  Team Productions                            30,000           60,000                 -                  -              60,000
  Brazil Interweb                             50,000          106,000                 -                  -             106,000
Net loss                                           -                -                 -          (3,855,171)         (3,855,171)
                                     ----------------- ---------------- ----------------- ------------------ -------------------
Balance,
  July 31, 2000                           18,265,050        4,830,537             (7,050)        (5,811,496)           (241,059)
Shares issued for cash                        15,000            7,500                 -                   -              7,500
Shares issued for services
                                           3,477,000          219,246                 -                   -            219,246
Shares issued for settlement of debt
                                           2,678,427          182,593                 -                   -            182,593
Cancellation of subscription
receivable                                     (4,700)          (7,050)           7,050                   -                   -
Net loss                                           -                -                 -            (866,356)           (866,356)
                                     ----------------- ---------------- ----------------- ------------------ -------------------
Balance,
  July 31, 2001                           24,435,477       $5,232,826              $  -        $(6,677,852)         $(1,445,026)
                                     ================= ================ ================= ================== ===================


                          HOUSTON INTERWEB DESIGN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the Years Ended July 31,

                                                                2001                   2000
                                                          ------------------    -------------------


CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                      $(866,356)       $(3,855,171)
Adjustments to reconcile net loss to cash used
in operating activities:
  Bad debt expense                                              27,648            302,088
  Depreciation and amortization                                101,386            126,893
  Write down of investments                                          -          1,553,363
  Common stock issued for services                             173,005            430,712
  Impairment                                                   202,917                  -
Changes in current assets and liabilities:
  Cash held in Escrow                                                -            250,000
  Accounts receivable - trade                                   (12,799)          (230,123)
  Accounts receivable - affiliate                                    -              3,760
  Other current assets                                             300              1,896
  Accounts payable                                              (42,575)          152,616
  Accrued expenses                                             103,584            209,769
                                                          -------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES                          (312,890)        (1,054,197)
                                                          -------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITES:
  Investments                                                   (10,300)                 -
  Proceeds from sale of equipment                               13,500                   -
  Capital expenditures                                               -             (34,736)
  Capitalized software development costs                             -            (101,973)
                                                          -------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                            3,200            (136,709)
                                                          -------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITES:
  Sale of common stock                                           7,500            730,625
  Net proceeds from (payments to) affiliates                   247,812            315,822
  Net change in bank line of credit                             36,569                  -
                                                          -------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      291,881          1,046,447
                                                          -------------    ---------------

NET INCREASE (DECREASE) IN CASH                                 (17,809)          (144,459)
Cash, beg. of period                                            18,655             163,114
                                                          -------------    ---------------
Cash, end of period                                             $  846           $ 18,655
                                                          =============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                        -             $ 2,084
Income taxes paid                                                    -                  -

NON-CASH TRANSACTIONS:
  Issuance of common stock for debt                           $ 50,000                  -
  Settlement of amounts due to affiliates                     $ 12,593                  -



                          HOUSTON INTERWEB DESIGN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Houston Interweb Design, Inc. (Houston Interweb) was formed in August 1996 as a Texas corporation to design and create Internet websites for customers. Houston Interweb uses internally-developed technology for this development, which it licenses to customers, to ensure that these websites are available to the Internet user irrespective of the search engine used.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Houston Interweb and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Houston Interweb considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of equipment (five years). The Company performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill

Goodwill relates to the value of companies acquired. The cost of the goodwill is amortized on a straight-line basis over the estimated life of five years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended July 31, 2001, Houston Interweb recorded an impairment charge of $202,917 on goodwill since these subsidiaries are no longer operating.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are generally met at the time product is shipped. Shipping and handling costs are included in cost of goods sold. Bad debts are recognized when collection is deemed doubtful by management. Website and software usage royalty income is recognized as it is earned according to each royalty agreement.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Houston Interweb records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Stock-Based Compensation

Houston Interweb accounts for stock-based compensation under the intrinsic value method. Under this method, Houston Interweb recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $9,948 and $67,941 for the years ended July 31, 2001 and 2000, respectively.

Recent Pronouncements

In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, The Company is required to adopt FAS 142 effective January 1, 2002. Application of the non-amortization provisions of FAS 142 for goodwill is not expected to result in any changes to operating income in 2002. At July 31, 2001, Houston Interweb had no remaining goodwill.

NOTE 2 - GOING CONCERN

Houston Interweb has reduced its operations and for the years ended July 31, 2001 and 2000, Houston Interweb has incurred losses totaling $866,356 and $3,855,171, respectively, and at July 31, 2001 had a capital deficit of $1,455,028. Because of these recurring losses, Houston Interweb will require additional working capital to develop and/or increase its business operations.

Houston Interweb intends to raise additional working capital either through private placements, public offerings and/or bank financing. As of January 2, 2002, Houston Interweb is in discussions with several investors, however, no definitive agreements have been reached. Houston Interweb is also identifying merger and/or acquisition candidates. As of January 2, 2002, no acquisition or merger agreements have been closed.

There  are no  assurances  that  Houston  Interweb  will be able to  either  (1)
increase its operations and achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Houston Interweb's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Houston Interweb will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Houston Interweb. If adequate working capital is not available Houston Interweb may not increase its operations.

These conditions raise substantial doubt about Houston Interweb's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Houston Interweb be unable to continue as a going concern.

NOTE 3 - SOFTWARE DEVELOPMENT COSTS

In 2000, Houston Interweb entered into an agreement with two individuals to form a Company named Cyber-Pitch.com, Inc., with Houston Interweb retaining 50% ownership in exchange for contributing the development of interactive sports, travel and entertainment cards. These cards were developed and development costs of $101,973 were capitalized.

In October 2000, Houston Interweb amended its agreement with these two individuals to acquire their 50% interest in exchange for $150,000 to be paid over a two-year period beginning when production commences, if any, plus warrants to purchase 1,000,000 shares of Company stock at the market value when production commences, if any, plus a $.10 per card royalty for up to 10 million cards. There is currently no immediate plan to begin production.

Because the present value of the amounts payable could exceed the $101,973 carrying value of Houston Interweb's capitalized investment in the project, the value has been written down to $0 in 2000.

NOTE 4 - MUSIC PORTAL WEBSITE

In January 1999, Houston Interweb agreed to build a music portal website for AMP3.com, Inc. (AMP3), a privately-held Company offering free music downloads from the Internet and sharing revenues with the artists. The site was built and running by February 1999. Houston Interweb received a 10% interest in AMP3 and an agreement to pay the current value of services performed by Houston Interweb. As of July 31, 1999, Houston Interweb had billed $301,301 and had been paid $64,141. The balance remaining of $237,160 was charged off as uncollectible in 1999.

In November 1999, Houston Interweb sued AMP3 for non-payment of the prior $237,160 plus $258,401 billed since July 31, 1999. During settlement negotiations, another 10% of AMP3 were promised in exchange for re-launching the website. Houston Interweb performed but has not received the shares. The $258,401 has been charged to bad debts in 2000.

NOTE 5 - CHINA WEBSITE

In February 2000, Houston Interweb agreed to participate in a venture to create and operate a website in mainland China (PRC) for music distribution and entertainment. The agreement called for Houston Interweb to receive a 33% interest in the venture, named Beijing Artists Online, in exchange for the technical website and $360,000 in cash. A Hong Kong investment group was to receive a 59% interest for agreeing to contribute $500,000. The remaining 8% were to be retained by the Chinese government in exchange for operating licenses and permission.

In May 2000, Houston Interweb revised the agreement to contribute 200,000 shares of Houston Interweb's stock in lieu of $360,000. The stock was valued at the then current trading price of $6 per share. The Hong Kong group has contributed a portion of its promised amount. The Beijing office has opened but operations have not yet started.

Under the equity method of accounting for investments, the valuation of the initial carrying value was $264,000; however, because of substantial business uncertainty, the entire purchase price was written off in 2000.

NOTE 6 - LINE OF CREDIT

Houston Interweb had a $200,000 line of credit with Essitam Capital Ltd. Houston Interweb had drawn $80,000 of the line prior to its termination. The line required annual payments of accrued interest at prime plus 2%. In April 2001, Houston Interweb issued 500,000 shares of common stock in exchange for the retirement of $50,000 of the debt. The balance due on July 31, 2001 was $36,569. In August 2001, Houston Interweb entered into a demand note payable with interest due at 10% due on demand or before July 31, 2002.

NOTE 7 - RELATED PARTY TRANSACTIONS

The three principal shareholders are all full-time employees of Houston Interweb, with 5-year employment contracts guaranteeing an annual salary of $120,000 per year for the past 3 years plus vacation. None of the three principals has ever drawn his full salary and have taken minimal vacation. Houston Interweb has accrued the salaries and unused vacation and these amounts are recorded in due to affiliates. Currently only one officer remains and their employment contract is on a month to month basis. Houston Interweb has accrued $590,000 for accrued salaries and $156,923 for accrued vacation as of July 31, 2001. Houston Interweb accrued $90,000 during the year ended July 31, 2001 and is no longer accruing a salary for the remaining officer.

Houston Interweb has a note payable due to an officer and shareholder. The note bears interest at 10% and is due upon demand. The note payable to the officer and shareholder totals $157,118.

All sales to any entity in which Houston Interweb owns 20% or more are included under the caption Revenues - Affiliates on the income statement. There were no affiliate sales for the year ended July 31, 2001 and through January 2, 2002.

NOTE 8 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                  2001            2000
                                             --------------    ------------
Deferred tax assets:
Net operating loss carryforward                $ 1,934,000     $ 1,639,395
  Cash to accrual difference                       176,000         220,818
Less: valuation allowance                       (2,110,000)     (1,860,213)
                                             --------------    ------------
                                                     $   -           $   -
                                             ==============    ============

Houston   Interweb  has  net  operating  loss   carryforwards  of  approximately
$5,688,000 as of July 31, 2001, which expire through the year 2021.

NOTE 9 - OPERATING LEASE

Office space is currently provided by an officer for $1,500 per month on a month-to month basis. Houston Interweb previously sub-leased 9,867 square feet of office space in Houston, Texas. Houston Interweb has settled with the landlord for its rental commitments. Total rent expense for 2001 and 2000 was $53,026 and $148,462, respectively.

NOTE 10 - CREDIT RISK CONCENTRATIONS

Houston Interweb extends credit to its customers on a regular basis. A significant portion of Houston Interweb's receivables are from companies in the Internet industry. Declines in this industry may make collection of these receivables doubtful.

NOTE 11 - MAJOR CUSTOMERS AND VENDORS

During 2001, revenue from Enron was $138,180 or 18% of total revenue for 2001. During 2001, revenue from the National Education Association was $258,531 or 34% of total revenue for 2001. During 2000, revenue to AMP3 was $401,000 or 30% of total revenue for 2000.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Houston Interweb's 1998 Incentive Stock Option Plan provides for the grant of incentive stock options qualifying under the Internal Revenue Code to officers and other employees of Houston Interweb and the grant of non-qualified options to directors, employees and consultants of Houston Interweb. In addition, Houston Interweb issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The options and warrants are administered by the Board of Directors of Houston Interweb, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any. Both options and warrants carry certain anti-dilution provisions concerning stock dividends or splits, mergers and reorganizations. Options differ from warrants in that the option awards are non-transferable. In contrast, all warrants issued are assignable.

As of July 31, 2001, all outstanding warrants are payments for consulting and professional services. The options are subject to 3-year vesting requirements and expire 5 and 10 years from their dates of grant.

A summary of Houston Interweb's stock option plan for the years ended July 31, 2001 and 2000 is presented below:

                                                 2001                                    2000
                                     ---------------------------------     ----------------------------------
                                                          Weighted                               Weighted
                                                          average                                average
                                                       exercise price                         exercise price
Options outstanding at:                Shares                                  Shares
                                     --------------    ---------------     ---------------    ---------------

Beginning of year                          735,000             $ 1.05             288,000             $ 1.64
Options granted                          1,350,000                .06             501,000                .71
Exercised                                        -                  -               (3,750)             1.50
Forfeited                                (1,146,000)             0.69              (50,250)             1.50
                                     --------------    ---------------     ---------------    ---------------
End of year                                939,000             $ 0.31             735,000             $ 1.05
                                     ==============    ==============      ===============    ===============
Options exercisable                        240,838             $ 0.72              76,900             $ 1.51
                                     ==============    ===============     ===============    ===============
Weighted average fair value of options
from during the year                                            $ .06                                 $ .52
                                                       ===============                        ===============


The following table summarizes information about stock options outstanding at July 31, 2001:


                            OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
-----------------------------------------------------------------------------     -----------------------------------
                                                Weighted          Weighted                            Weighted
  Range of Exercise            Number            Average          Average                             Average
       Prices               Outstanding         Remaining         Exercise         Exercisable     Exercise Price
                              7/31/01             Life             Price            at 7/31/01
----------------------     ---------------    --------------    -------------     ---------------    ----------------
        $0.07 - $0.09             720,000             9.2            $0.08              79,200              $ 0.08
        $0.68 - $0.76             123,000            7.33            $0.70              82,112              $ 0.70
        $1.50 - $1.65              96,000            6.27            $1.56              79,526              $ 1.56
                           ---------------                    -------------     ---------------    ----------------
                                  939,000                            $0.31             240,838              $ 0.72
                           ===============                    =============     ===============    ================


Pro forma information regarding net loss applicable to common stockholders and loss per share as if compensation cost for Houston Interweb's stock options granted had been determined in accordance with the fair value based method prescribed in that Statement. Houston Interweb estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001 and 2000:

                                                          2001          2000
                                                      -----------    ---------
Dividend yield                                              0%             0%
Expected volatility                                       100%           100%
Risk-free interest rate                                   5.3%           5.5%
Expected lives                                         5 years        5 years

Under the accounting provisions of SFAS No. 123, Houston Interweb's net loss applicable to common stockholders and loss per share would have been revised to the pro forma amounts indicated below:

                                                    For the Years Ended
                                                          July 31,
                                             -------------------------------
                                                 2001               2000
                                             ------------      -------------
Net loss applicable to common stockholders:
  As reported                                $ 866,356          $3,855,171
  Pro forma                                  $ 927,617          $3,999,171

Net loss per common share:
  As reported                                   $ 0.04              $ 0.22
  Pro forma                                     $ 0.05              $ 0.22

Houston Interweb has 1,630,000 warrants outstanding. The warrants were issued for consulting services and have exercise prices ranging from $0.6875 to $2.50. The warrants are exercisable from two to five years and expire in years from 2002 through 2005. No warrants were issued in 2001 and 762,500 warrants expired in 2001.