Form 10QSB
period 2001-10-31
HOUSTON INTERWEB DESIGN INC
filed 2002-05-30
CIK 1072909

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                             --------------------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         HOUSTON INTERWEB DESIGN, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Commission file number: 000-67871



            Texas                                        76-0532709
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



                        5599 San Felipe, Suite #975 77056
                ------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


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

Yes [x]  No [ ]

As of October 31, 2001 registrant had 24,435,477 shares of Common Stock outstanding.

                         HOUSTON INTERWEB DESIGN, INC.

                            FORM 10-QSB REPORT INDEX



10-QSB PART AND ITEM NO.
------------------------

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)
          Balance Sheet as of October 31, 2001..........................   3


          Income Statements October 31, 2001 and 2000...................   4


          Statements of Cash Flows for October 31, 2001
          and 2000......................................................   5

          Notes to Financial Statements.................................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   6

Part II   Other Information

Item 1.   Deleted.......................................................   8

Item 2.   Deleted.......................................................   8

Item 3.   Deleted.......................................................   8

Item 4.   Deleted.......................................................   8

Item 5.   Deleted.......................................................   8

Item 6.   Exhibits and Reports on Form 8-K..............................   9

Signature...............................................................  10

                          HOUSTON INTERWEB DESIGN, INC.
                                  BALANCE SHEET

                                                            31-Oct-01
                                                         ---------------
ASSETS
Current Assets
  Cash.................................................  $     4,386
  Accounts receivable-trade............................        6,546
  Other................................................       11,025
                                                         -----------
     Total Current Assets..............................       21,957
                                                         -----------

  Other................................................          407
                                                         -----------
     TOTAL ASSETS......................................  $    22,364
                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable.....................................  $   240,986
  Accrued expenses.....................................      336,954
  Due to affiliates....................................      929,270
  Notes payable   .....................................       50,483
                                                         -----------
     Total Current Liabilities.........................    1,557,693
                                                         -----------
Stockholders' Equity
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued or outstanding........            -
  Common Stock, no par value, 50,000,000 shares
     authorized, and 24,435,477 shares issued and
     outstanding.......................................    5,232,826

  Retained (deficit)...................................   (6,768,155)
                                                         -----------
     Total Stockholders' Equity (Deficit)..............   (1,535,329)
                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $    22,364
                                                         ===========

                                     PART I

                         HOUSTON INTERWEB DESIGN, INC.
                                INCOME STATEMENTS

                                                       For Three Months
                                                       Ended October 31,
                                               ---------------------------------
                                                  2001                   2000
                                               ------------         ------------
REVENUES
   Affiliates................................  $         -           $         -
   Nonaffiliates.............................       49,089               492,698
      TOTAL REVENUES.........................       49,089               492,698

EXPENSES
   Cost of Revenues..........................       31,800               328,869
   Selling...................................            -                34,976
   General and Administrative ...............      102,750               271,478
   Depreciation and Amortization ............            -                23,810
      Interest Expense.......................        4,842                 2,748
                                               -----------           -----------
      TOTAL EXPENSES.........................      139,392               661,881
                                               -----------           -----------
NET LOSS...................................   $   (90,303)          $  (169,183)
                                               ===========           ===========
NET LOSS PER SHARE, BASIC AND DILUTED........ $     (0.00)          $     (0.01)

AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED   24,435,477            17,827,425

                         HOUSTON INTERWEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS

                                                           For Three Months
                                                           Ended October 31,
                                                      --------------------------
                                                        2001             2000
                                                      ---------       ----------
Cash Flows from Operating Activities
Net(loss)..........................................  $(90,303)        (169,183)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization......................          -           23,810
Common stock issued for services...................          -           56,668
Changes in:
Accounts Receivable-trade..........................     33,174          (48,574)
Other current assets...............................          -                -
Accounts payable...................................     63,014          (81,722)
Accrued expenses...................................    (41,488)         124,960
Customer Deposits..................................          _          (12,048)
                                                      ---------       ----------
Cash flows (used by) Operating Activities..........    (35,603)        (106,089)
                                                      ---------       ----------
Cash flow from Financing activities
Common stock sale..................................          -            7,500
Due to affiliates..................................     25,229                -
Short-term notes...................................     13,914           88,910
                                                     ---------       ----------
Cash flows provided
financing activities...............................     39,143           96,410
                                                     ---------       ----------
Net increase in cash...............................      3,540          (9,679)
Cash Balance -- Beginning of the period............        846           18,655
                                                     ---------       ----------
Cash Balance -- End of the period..................  $   4,386            8,977
                                                     =========       ==========

NOTE A - PRESENTATION

The unaudited consolidated financial statements of Houston Interweb Design, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and note thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001 as reported in the Form 10-KSB, have been omitted.

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

GENERAL

 The Company recognizes revenue as services are provided, in accordance with customer agreements. For the quarter ended October 31, 2001, approximately 43% of the Company's total revenues were derived from two customers Enron and Houston Chronicle. Royalty income from software licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount plus a stated percentage of the applicable licensee's sales. The Company uses the direct write-off method in accounting for bad debts, the results of which are not materially different from the allowance method.

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

Results of Operations

 Results of operations for the period three months ended October 31, 2000 compared with the results of operations for three months ended October 31, 2001.

 Revenues decreased from $492,698 for the three months ended October 31, 2000 to $49,089 for the three months ended October 31, 2001.

 Revenues from affiliates remained constant at $0 for the three months ended October 31, 2000 to $0 for the three months ended October 31, 2001. While revenues from non-affiliates decreased from $492,698 for the three months ended October 31, 2000 to $49,089 for the three months ended October 31, 2001. The decrease of $443,610 or 90% is due to restructuring of the company and economic slowdown in the U.S. economy.

  Cost of Revenues decreased from $328,869 for the three months ended October 31, 2000 to $31,800 for the three months ended October 31, 2001. The decrease of $297,069 or 90% is due to decreased labor cost and cost of goods sold associated with production of Cyber-Pitch cards during the previous period.

  Selling expenses decreased from $34,976 for the three months ended October 31, 2000 to $0 for the three months ended October 31, 2000. The decrease of $34,976 or 100% is due to decrease in advertising expense and decrease in sales salaries.

  General and administrative expenses decreased from $271,478 for the three months ended October 31, 2000 to $102,750 for the three months ended October 31, 2001. The decrease of $168,728 or 62% is due to decrease in professional fees and salary expenses.

  Depreciation and amortization decreased from $23,810 for the three months ended October 31, 2000 to $0 for the three months ended October 31, 2001.
The decrease of $23,810 or 100% is due to write off of all goodwill associated with acquisitions of Axis Technologies and Team Productions, Inc. and sale of all furniture, fixtures and equipment.

  Interest expense increased from $2,748 for the three months ended October 31, 2000 to $4,842 for the three months ended October 31, 2001. The increase is due to increase in short-term loans.

 The Company had a net loss of $169,183 for the period three months ended October 31, 2000 compared with a net loss of $90,302 for the three months ended October 31, 2001. The decrease net loss of $78,880 or 47% was due to decrease in salary expenses and increase in operational efficiency. Net loss per share of common stock was $ (.01) for the three months ended October 31, 2000, compared to $ (.00) for three months ended October 31, 2001.

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

  The Company had a working capital deficit of $1,535,736 and a stockholders' equity deficit of $1,535,329 at October 31, 2001. The company's financing activities generated sufficient cash to meet its obligations on a timely basis and to refinance its debt however cash flows are not sufficient to fund operations internally.

LIQUIDITY AND CAPITAL RESOURCES

 As of October 31, 2001, the Company's primary source of liquidity was $4,386 of cash and $6,546 of accounts receivable.

 Net cash used by operating activities for three months ended October 31, 2000 was $106,089 as compared to net cash used in operating activities of $35,603 for the three months ended October 31, 2001. The decrease in net cash used was primarily attributed to decreased net loss and increases in accrued expenses.

  Net cash flow from financing activities decreased from $ 96,410 for the three months ended October 31, 2000 to $39,143 for the three months ended October 31, 2001.

 The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of October 31, 2001, the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. Until the Company can obtain monthly sales levels of approximately $50,000, which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. Management believes that the Company will be able to satisfy its cash requirements for the next 12 months. Historically, revenues have covered costs. Management believes that projected revenues from licensees will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

                                     PART II

 Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1 and 3-5 are omitted.

ITEM 2.  CHANGES IN SECURITIES

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are to be filed as part of this Form 10-QSB:

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
- -----------                        -------------------------

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

----------------

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


                                         Houston Interweb Design, Inc.


Date:  May 29, 2002                        /s/  Lee A. Magness
                                         -----------------------------
                                         Lee A. Magness
                                         President and Chief Executive Officer