Form 10QSB
period 2002-01-31
HOUSTON INTERWEB DESIGN INC
filed 2002-05-30
CIK 1072909

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                              --------------------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          HOUSTON INTERWEB DESIGN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Commission file number: 000-67871


            Texas                                        76-0532709
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



                        5599 San Felipe, Suite 975 77056
                -------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


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

Yes [x]  No [ ]

As of January 31, 2002 registrant had 24,435,477 shares of Common Stock outstanding.

                          HOUSTON INTERWEB DESIGN, INC.

                            FORM 10-QSB REPORT INDEX



10-QSB PART AND ITEM NO.
-------------------------

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)
          Balance Sheet as of January 31, 2002..........................   3

          Income Statements January 31, 2002 and 2001...................   4

          Statements of Cash Flows for January 31, 2002
            and 2001 ...................................................   5

          Notes to Financial Statements.................................   6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   6

Part II   Other Information

Item 1.   Legal Proceedings.............................................   8

Item 2.   Changes in Securities.........................................   8

Item 3.   Deleted.......................................................   8

Item 4.   Deleted.......................................................   8

Item 5.   Deleted.......................................................   8

Item 6.   Exhibits and Reports on Form 8-K..............................   9

Signature...............................................................  10

                                     PART I

                         HOUSTON INTERWEB DESIGN, INC.
                                  BALANCE SHEET

                                                     January 31,      July 31,
                                                         2002           2001
                                                     (Unaudited)
                                                   ---------------   -----------
Current Assets
Cash                                                 $     7,374    $       846
Accounts receivable--trade                                15,824         39,720
Other                                                     11,025         11,025

Total Current Assets                                      34,223         51,591

Other                                                        407            407

Total Assets                                              34,630         51,998

Current Liabilities
Accounts payable                                         256,810        177,972
Accrued expenses                                         383,873        378,442
Short term Notes                                          81,397         36,569
Due to affiliates                                        953,198        904,041

Total Current Liabilities                              1,675,278      1,497,024

Stockholders' Equity
Preferred stock, $01 par value, 5,000,000 shares
authorized, no shares issued or outstanding
Common stock, no par value, 50,000,000 shares
authorized, 24,435,477 shares issued and
outstanding                                            5,232,826      5,232,826


Retained (deficit)                                    (6,873,474)    (6,677,852)

Total Stockholders' Equity (Deficit)                  (1,640,648)    (1,445,026)

Total Liabilities and Stockholders' Equity           $    34,630    $    51,998

                         HOUSTON INTERWEB DESIGN, INC.
                                INCOME STATEMENTS
                                   (Unaudited)

                                6 months       6 months         3 months       3 months
                              Ended Jan/02   Ended Jan/01     Ended Jan/02   Ended Jan/01

REVENUES
  Affiliate                   $       -      $        -        $       -       $       -
  Non-affiliate                  78,662         604,908           29,573         112,209
    TOTAL REVENUES               78,662         604,908           29,573         112,209


EXPENSES
  Cost of Revenues               63,600         460,467           31,800         131,598
  Selling                             -          49,545                -          14,569
  General and Administrative    201,000         410,235           98,250         138,756
  Depreciation and Amortization       -          47,620                -          23,810

  Bad Debt Expense                    -          10,158                -          10,158
  Interest Expense                9,684          12,191            4,842           6,036
  Interest (Income)                   -             (2)                -             (1)
     TOTAL EXPENSES             274,284         990,214          134,892         324,926

NET (LOSS)                     (195,622)       (385,306)        (105,319)       (212,717)

NET LOSS PER SHARE, BASIC
 AND DILUTED                  $   (0.01)     $    (0.02)       $   (0.00)      $   (0.01)

AVERAGE SHARES OUTSTANDING,
 BASIC AND DILUTED           24,435,477      18,282,550        24,435,477      18,282,550

                          HOUSTON INTERWEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the six months
                                                       Ended January 31,
                                               --------------------------------
                                                    2002                2001
                                               -------------       ------------
Cash Flows from Operating Activities
Net (loss)                                      $(195,622)          $(385,306)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Bad Debt Expense                                        -              10,158
Depreciation and amortization                           -              47,620
Common stock issued for services                        -             103,909
Changes in:
Accounts Receivable-trade                          23,896               7,803
Accounts payable                                   78,838             (16,049)
Accrued expenses                                    5,431              90,000
Customer Deposits                                       -             (13,843)

Cash flows (used by) Operating Activities         (87,457)           (155,709)

Cash flow from Financing activities
Common stock sale                                       -               7,500
Short-term notes                                   44,828             129,901
Due to affiliates                                  49,157                   -
Cash flows provided by financing
activities                                         93,985             137,401

Net increase (decrease) in cash                     6,528             (18,308)
Cash Balance -- Beginning of the period               846              18,655

Cash Balance -- End of the period               $   7,374           $     366

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

GENERAL

The Company recognizes revenue as services are provided, in accordance with customer agreements. For the quarter ended January 31, 2002, approximately 44% of the Company's total revenues were derived from two customers. Royalty income from software licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount plus a stated percentage of the applicable licensee's sales. The Company uses the direct write-off method in accounting for bad debts, the results of which are not materially different from the allowance method.

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

Results of Operations

Results of operations for the six months ended January 31, 2001 compared with the results of operations for six months ended January 31, 2002, and for the three months ended January 31, 2001 compared with the three months ended January 31, 2002.

Revenues decreased from $604,908 for the six months ended January 31, 2001 to $ 78,662 for the six months ended January 31, 2001. The decrease of $526,246 or 87% is due to general economic conditions. Revenues decreased from $112,209 for the three months ended January 31, 2001 to $29,573 for the three months ended January 31, 2002. The decrease of $82,636 or 74% is due to general economic conditions.

Cost of Revenues decreased from $460,467 for the six months ended January 31, 2001 to $63,600 for the six months ended January 31, 2002. The decrease of $396,867 or 86% is due to increased efficiency and decreased personnel costs. Cost of Revenues decreased from $131,598 for the three months ended January 31, 2001 to $31,800 for the three months ended January 31, 2002. The decrease of $99,798 or 76% is due to increased efficiency and decreased personnel costs.

Selling expenses decreased from $49,545 for the six months ended January 31, 2001 to $0 for the six months ended January 31, 2002. The decrease of $49,545 or 100% is due to decreases in advertising expense and salaries. Selling expenses decreased from $14,569 for the three months ended January 31, 2001 to $0 for the three months ended January 31, 2002. The decrease of $14,569 or 100% is due to decreases in advertising expenses and salaries.

General and administrative expenses decreased from $410,235 for the six months ended January 31, 2001 to $201,000 for the six months ended January 31, 2002. The decrease of $209,235 or 51% is due to decreases in professional fees and officers' salary expenses. General and administrative expense decreased from $138,756 for the three months ended January 31, 2001 to $98,250 for the three months ended January 31, 2002. The decrease of $40,506 or 29% is due to decreases in professional fees and officers' salary expenses.

Depreciation and amortization decreased from $47,620 for the six months ended January 31, 2001 to $0 for the six months ended January 31, 2002. The decrease of $47,620 or 100% is due to the write down of goodwill associated with the acquisitions of Axis Technologies and Team Productions, Inc. and the liquidation of all furniture, fixtures and equipment owned by the company. Depreciation and amortization decreased from $23,810 for the three months ended January 31, 2001 to $0 for the three months ended January 31, 2002. The decrease of $23,810 or 000% is due to the write down of goodwill associated with the acquisitions of Axis Technologies and Team Productions, Inc. and the liquidation of all furniture, fixtures and equipment owned by the company.

Bad Debt Expense decreased from $10,158 for the six months ended January 31, 2001 to $0 for the six months ended January 31, 2002. Bad Debt Expense decreased from $10,158 for the three months ended January 31, 2001 to $0 for the three months ended January 31, 2002.

Interest expense decreased from $12,191 for the six months ended January 31, 2001 to $9,684 for the six months ended January 31, 2002. The decrease is due to a decrease in short-term convertible loans. Interest expense increased from $6,036 for the three months ended January 31, 2001 to $4,842 for the six months ended January 31, 2002. The decrease is due to an decrease in short-term convertible loans.

The Company had a net loss of $385,306 for the period six months ended January 31, 2001 compared to a net loss of $195,622 for the six months ended January 31, 2002. The decreased net loss of $189,684 or 49% was due to decreases in salary expenses, G&A expenses and an increase in operational efficiency. Net loss per share of common stock decreased from $ (.02) for the six months ended January 31, 2001, compared to $ (.01) for six months ended January 31, 2002. The Company had a net loss of $212,717 for the three months ended January 31, 2001 compared to a net loss of $105,319 for the three months ended January 31, 2002.

The decreased net loss of $107,398 or 50% was due to decreases in salary expenses, G&A expenses and an increase in operational efficiency. Net loss per share of common stock decreased from $(.01) for three months ended January 31, 2001, to $ (.00) for three months ended January 31, 2002.

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

The Company had a working capital deficit of $1,641,055. Current liabilities are $1,675,278 of which $953,198 are due to affiliates and officers of the company. Stockholders' equity deficit was $1,640,648 at January 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2002, the Company's primary source of liquidity was $7,374 of cash and $15,824 of accounts receivable.

Net cash used by operating activities for six months ended January 31, 2001 was $155,709 as compared to net cash used in operating activities of $87,457 for the six months ended January 31, 2002. The decrease in net cash used was primarily attributed to lower net loss for the period and increases in accrued expenses.

Net cash flow from financing and investing activities decreased from $137,401 for the six months ended January 31, 2001 to $93,985 for the six months ended January 31, 2002.

The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of January 31, 2002 the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. Until the Company can obtain monthly sales levels of approximately $50,000, which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. Management believes that the Company will be able to satisfy its cash requirements for the next 12 months. Historically, revenues have covered costs. Management believes that projected revenues from licensees will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

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

None.

ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are to be filed as part of this Form 10-QSB:

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
- -----------                        -------------------------

3.1/1/    Amended  and  Restated  Articles of  Incorporation
3.2/1/    Articles of Amendment to the Articles of Incorporation
3.3/1/    By-Laws of the  company
3.4/1/    Articles of Correction to the Amended and Restated
          Articles of Incorporation
3.5/1/    Articles of Correction to the Articles of Amendment to the
          Articles of Incorporation
4.1/1/    Form of Specimen of common stock
10.1/1/   Letter Agreement between the company and PinkMonkey.com, Inc.
10.2/1/ Software License and Marketing Agreement between the company and Websource Media, L.L.C.
10.3/1/   Software Reseller  Agreement between the company and Harry Bauge
10.4/1/   Letter Agreement  between the company and Harry Bauge
10.5/1/   Agreement between the company and NetTrade Online, L.L.C.
10.6/1/   Employment Agreement between the company and Harry White
10.7/1/   Employment  Agreement  between the company and Richard Finn
10.8/1/   Employment  Agreement  between the company and Lee Magness
10.9/1/   Lease Agreement
- ---------------
/1/ Filed as an Exhibit to the company's registration statement on Form SB-2
    (File No. 67871) on June 15, 1999, and herein incorporated by reference. /2/ Filed herewith.

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