Form 10QSB
period 2002-04-30
HOUSTON INTERWEB DESIGN INC
filed 2002-06-27
CIK 1072909

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-QSB

                             --------------------



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         HOUSTON INTERWEB DESIGN, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                       Commission file number: 000-67871


            Texas                                        76-0532709
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



   5599 San Felipe, Suite 975                           77056
---------------------------------------               ---------
(Address of Principal Executive Office)               (Zip Code)


                                  713-627-9494
              --------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]

As of April 30, 2002 registrant had 24,435,477 shares of Common Stock outstanding.

                         HOUSTON INTERWEB DESIGN, INC.

                            FORM 10-QSB REPORT INDEX



10-QSB PART AND ITEM NO.
------------------------

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)
          Balance Sheet as of April 30, 2002 ...........................   3

          Income Statements April 30, 2002 and 2001 ....................   4

          Statements of Cash Flows for April 30, 2002
            and 2001 ...................................................   5

          Notes to Financial Statements.................................   6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   6

Part II   Other Information

Item 1.   Legal Proceedings.............................................   8

Item 2.   Changes in Securities.........................................   8

Item 3.   Deleted.......................................................   8

Item 4.   Deleted.......................................................   8

Item 5.   Deleted.......................................................   8

Item 6.   Exhibits and Reports on Form 8-K..............................   9

Signature...............................................................  10

                                     PART I

                         HOUSTON INTERWEB DESIGN, INC.
                                  BALANCE SHEET

                                                 April 30,        July 31,
                                                   2002            2001
                                                (Unaudited)
                                              ---------------   -----------
Current Assets
Cash                                            $     1,204    $       846
Accounts receivable--trade                           20,142         39,720
Other                                                10,300         11,025

Total Current Assets                                 31,646         51,591

Other                                                   407            407

Total Assets                                         32,053         51,998

Current Liabilities
Accounts payable                                    329,010        177,972
Accrued expenses                                    388,715        378,442
Short term Notes                                     81,397         36,569
Due to affiliates                                   953,198        904,041

Total Current Liabilities                         1,752,320      1,497,024

Stockholders' Equity
Preferred stock, $01 par value,
5,000,000 shares authorized, no shares
issued or outstanding Common stock, no
par value, 50,000,000 shares authorized,
24,435,477 shares issued and outstanding          5,232,826      5,232,826


Retained (deficit)                               (6,953,093)    (6,677,852)

Total Stockholders' Equity (Deficit)             (1,720,267)    (1,445,026)

Total Liabilities and Stockholders' Equity      $    32,053    $    51,998

                          HOUSTON INTERWEB DESIGN, INC.
                                INCOME STATEMENTS
                                   (Unaudited)


                                9 months       9 months         3 months       3 months
                              Ended Apr/02   Ended Apr/01     Ended Apr/02   Ended Apr/01
                              ------------   ------------     ------------   ------------

REVENUES
  Affiliate                   $       -      $        -        $       -       $       -
  Non-affiliate                 128,089         680,053           49,427          75,145
    TOTAL REVENUES              128,089         680,053           49,427          75,145


EXPENSES
  Cost of Revenues               93,600         558,155           30,000          98,413
  Selling                             -          55,283                -           5,972
  General and Administrative    295,204         552,683           91,050         146,288
  Depreciation and Amortization       -          71,430                -          23,810
  Bad Debt Expense                    -          19,003                -          17,421
  Interest Expense               14,526          18,227            4,842           6,036
  Interest (Income)                   -             (2)                -             (0)
     TOTAL EXPENSES             403,330       1,274,779          125,892         297,940

NET (LOSS)                     (275,241)       (594,726)         (76,465)       (222,795)

NET LOSS PER SHARE, BASIC
 AND DILUTED                  $   (0.01)     $    (0.02)       $   (0.00)      $   (0.01)

AVERAGE SHARES OUTSTANDING,
 BASIC AND DILUTED           24,435,477      24,420,477        24,435,477      24,420,477


                         HOUSTON INTERWEB DESIGN, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the nine months
                                                         Ended April 30,
                                               ---------------------------------
                                                   2002                   2001
                                               ------------          -----------
Cash Flows from Operating Activities
Net (loss)                                     $(275,241)             $(595,746)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Bad Debt Expense                                       -                 19,003
Depreciation and amortization                          -                 71,430
Common stock issued for services                       -                167,609
Changes in:
Accounts Receivable-trade                         19,578               (579,498)
Other current asets                                  725               (143,165)
Accounts payable                                 151,038                 31,754
Accrued expenses                                  10,273                130,256
Customer Deposits                                      -                      -

Cash flows (used by) Operating Activities        (93,627)              (993,606)

Cash flow from Financing activities
Common stock sale                                      -                730,625
Short-term notes                                  44,828                      -
Due to affiliates                                 49,157                (10,200)
Purchase of assets                                                       (4,736)
Cash flows provided by financing
activities                                        93,985                715,689

Net increase (decrease) in cash                      358               (277,917)
Cash Balance -- Beginning of the period              846                282,359

Cash Balance -- End of the period              $   1,204              $   4,442

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

GENERAL

The Company recognizes revenue as services are provided, in accordance with customer agreements. For the quarter ended April 30, 2002, approximately 43% of the Company's total revenues were derived from four customers. Royalty income from software licensing agreements is recognized as it is earned per the individual terms of each royalty agreement, and is generally comprised of a minimum amount plus a stated percentage of the applicable licensee's sales. The Company uses the direct write-off method in accounting for bad debts, the results of which are not materially different from the allowance method.

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

Results of Operations

Results of operations for the nine months ended April 30, 2001 compared with the results of operations for nine months ended April 30, 2002, and for the three months ended April 30, 2001 compared with the three months ended April 30, 2002.

Revenues decreased from $680,053 for the nine months ended April 30, 2001 to $ 128,089 for the nine months ended April 30, 2002. The decrease of $551,964 or 81% is due to general economic conditions. Revenues decreased from $75,145 for the three months ended April 30, 2001 to $49,427 for the three months ended April 30, 2002. The decrease of $25,718 or 34% is due to general economic conditions.

Cost of Revenues decreased from $558,155 for the nine months ended April 30, 2001 to $93,600 for the nine months ended April 30, 2002. The decrease of $464,555 or 83% is due to increased efficiency and decreased personnel costs. Cost of Revenues decreased from $98,413 for the three months ended April 30, 2001 to $30,000 for the three months ended April 30, 2002. The decrease of $68,413 or 70% is due to increased efficiency and decreased personnel costs.

Selling expenses decreased from $55,283 for the nine months ended April 30, 2001 to $0 for the nine months ended April 30, 2002. The decrease of $55,283 or 100% is due to decreases in advertising expense and salaries. Selling expenses decreased from $5,972 for the three months ended April 30, 2001 to $0 for the three months ended April 30, 2002. The decrease of $5,972 or 100% is due to decreases in advertising expenses and salaries.

General and administrative expenses decreased from $552,683 for the nine months ended April 30, 2001 to $295,204 for the nine months ended April 30, 2002. The decrease of $257,479 or 47% is due to decreases in professional fees and officers' salary expenses. General and administrative expense decreased from $146,288 for the three months ended April 30, 2001 to $91,050 for the three months ended April 30, 2002. The decrease of $55,238 or 38% is due to decreases in professional fees and officers' salary expenses.

Depreciation and amortization decreased from $71,430 for the nine months ended April 30, 2001 to $0 for the nine months ended April 30, 2002. The decrease of $71,430 or 100% is due to the write down of goodwill associated with the acquisitions of Axis Technologies and Team Productions, Inc. and the liquidation of all furniture, fixtures and equipment owned by the company. Depreciation and amortization decreased from $23,810 for the three months ended April 30, 2001 to $0 for the three months ended April 30, 2002. The decrease of $23,810 or 100% is due to the write down of goodwill associated with the acquisitions of Axis Technologies and Team Productions, Inc. and the liquidation of all furniture, fixtures and equipment owned by the company.

Bad Debt Expense decreased from $10,158 for the nine months ended April 30, 2001 to $0 for the nine months ended April 30, 2002. Bad Debt Expense decreased from $10,158 for the three months ended April 30, 2001 to $0 for the three months ended April 30, 2002.

Interest expense decreased from $18,227 for the nine months ended April 30, 2001 to $14,526 for the nine months ended April 30, 2002. The decrease is due to a decrease in short-term convertible loans. Interest expense decreased from $6,036 for the three months ended April 30, 2001 to $4,842 for the three months ended April 30, 2002. The decrease is due to an decrease in short-term convertible loans.

The Company had a net loss of $594,726 for the period nine months ended April 30, 2001 compared to a net loss of $275,241 for the nine months ended April 30, 2002. The decreased net loss of $319,485 or 54% was due to decreases in salary expenses, G&A expenses and an increase in operational efficiency. Net loss per share of common stock decreased from $ (.02) for the nine months ended April 30, 2001, compared to $ (.01) for nine months ended April 30, 2002. The Company had a net loss of $222,795 for the three months ended April 30, 2001 compared to a net loss of $76,465 for the three months ended April 30, 2002.

The decreased net loss of $146,330 or 66% was due to decreases in salary expenses, G&A expenses and an increase in operational efficiency. Net loss per share of common stock decreased from $(.01) for three months ended April 30, 2001, to $ (.00) for three months ended April 30, 2002.

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

The Company had a working capital deficit of $1,720,674. Current liabilities are $1,752,320 of which $953,198 are due to affiliates and officers of the company. Stockholders' equity deficit was $1,720,267 at April 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2002, the Company's primary source of liquidity was $1,204 of cash and $20,142 of accounts receivable.

Net cash used by operating activities for nine months ended April 30, 2001 was $993,606 as compared to net cash used in operating activities of $93,627 for the nine months ended April 30, 2002. The decrease in net cash used was primarily attributed to lower net loss for the period and increases in accounts payable.

Net cash flow from financing and investing activities decreased from $715,689 for the nine months ended April 30, 2001 to $93,985 for the nine months ended April 30, 2002.

The Company's internally generated cash flows from operations have historically been and continue to be insufficient for its cash needs. As of April 30, 2002 the Company's sources of external and internal financing were limited. It is not expected that the internal source of liquidity will improve until significant net cash is provided by operating activities, and until such time, the Company will rely upon external sources for liquidity. Until the Company can obtain monthly sales levels of approximately $50,000, which would be sufficient to fund current working capital needs, there is uncertainty as to the ability of the Company to expand its business and continue its current operations. Management believes that the Company will be able to satisfy its cash requirements for the next 12 months. Historically, revenues have covered costs. Management believes that projected revenues from licensees will cover costs. There is no assurance that the current working capital will be sufficient to cover cash requirements for the balance of the current fiscal year or to bring the Company to a positive cash flow position. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the Company's ability to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.

                                     PART II

Pursuant to the Instructions to Part II of the Form 10-QSB, Items 3-5 are omitted.

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are to be filed as part of this Form 10-QSB:

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
------------                       -------------------------

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


                                        Houston Interweb Design, Inc.


Date:  June 18, 2002                    /s/  LEE A. MAGNESS
                                        -----------------------------
                                        Lee A. Magness
                                        President and Chief Executive Officer